Form 10-K
period 2025-12-31
Art Technology Acquisition Corp.
filed 2026-03-17
CIK 2086545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-43040

ART TECHNOLOGY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1881297
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2929 Arch Street, Suite 1703, Philadelphia, PA	19104
(Address of Principal Executive Offices)	(Zip Code)

(267) 703-4396

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	ARTCU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	ARTC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share	ARTCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s Class A ordinary shares on such date.

As of March 13, 2026, there were 26,125,000 Class A ordinary shares, $0.0001 par value and 8,708,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

GLOSSARY OF TERMS

Unless otherwise provided in this Annual Report on Form 10-K, references to:

●	“we,” “us,” “company” or “our company” refer to Art Technology Acquisition Corp.;

●	“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association, filed with the Cayman Islands General Registry on January 5, 2026;

●	our “sponsor” refer collectively to Art Technology Sponsor, LLC, a Delaware limited liability company, and Art Technology Advisors, LLC, a Delaware limited liability company. The manager of each entity is Daniel Cohen;

●	“Clear Street” are to Clear Street LLC, the sole book-running manager of our initial public offering;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands;

●	“completion window” are to (i) the period ending on January 7, 2028, or April 7, 2028, if the Company has executed a definitive agreement for its initial business combination by January 7, 2028 but has not completed its initial business combination by January 7, 2028 (or such earlier liquidation date as our board of directors may approve), in which we must complete an initial business combination or (ii) such other time period in which we must complete an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association. Our shareholders can also vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to complete an initial business combination, in which case our public shareholders will be offered an opportunity to redeem their public shares;

●	“initial holders” or “initial shareholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;

●	our “initial public offering” or “public offering” means the initial public offering of 25,300,000 of our units, each unit consisting of one Class A ordinary share and one-fourth of one warrant, where each whole warrant entitles the holder to purchase one Class A ordinary share, which was consummated on January 7, 2026 (22,000,000 Units) and January 26, 2026 (3,300,000 Units);

●	our “management” or our “management team” refer to our officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“permitted withdrawals” means the aggregate amounts withdrawn to fund our working capital requirements related to our search for an initial business combination, subject to an annual limit of $400,000 of the interest generated on the amount held in the trust account, and to pay our taxes, other than excise taxes, if any; all permitted withdrawals can only be made from interest and not from the principal held in the trust account;

●	our “public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public shareholders” refer to the holders of our public shares, which may include our initial holders and members of our management team if and to the extent they have purchased public shares, provided that any such holder’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“private placement” refer to the private placement of an aggregate of 825,000 units purchased separately by our sponsor and Clear Street, which was consummated simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $8.25 million;

●	“placement units” are to an aggregate of 825,000 units purchased separately by our sponsor and Clear Street in the private placement, each placement unit consisting of one placement share and one-fourth of one placement warrant;

●	“placement shares” are to an aggregate of 825,000 Class A ordinary shares included within the placement units purchased separately by our sponsor and Clear Street in the private placement;

●	“placement warrants” are to warrants to purchase an aggregate of 206,250 Class A ordinary shares included within the placement units purchased separately by our sponsor and Clear Street in the private placement;

●	“non-managing sponsor investors” means certain institutional investors (none of which are affiliated with any member of our management or any other investor) that purchased through the sponsor, an aggregate of 530,000 placement units at a price of $10.00 per unit ($5,300,000 in the aggregate); as a result, the sponsor issued additional membership interests at a nominal purchase price to the non-managing sponsor investors at the closing of our initial public offering reflecting interests in an aggregate of approximately 2,650,000 founder shares held by our sponsor;

●	“trust account” are to the trust account into which $253,000,000 of the net proceeds of the initial public offering and private placement were initially deposited for the benefit of the public shareholders; and

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the placement warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	the ability of our officers and directors to generate potential investment opportunities;

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	the allocation by our officers and directors of their time to other businesses and their potential conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	potential changes in control if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	If the net proceeds of our initial public offering, the sale of the placement units not being held in the trust account, and permitted withdrawals, are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

●	If we are unable to consummate our initial business combination within the prescribed timeframe, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

v

●	If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for the duration of the completion window, we may be unable to complete our initial business combination.

●	The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

●	The grant of registration rights to our initial holders and holders of placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

●	We are not required to obtain an opinion from an independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

●	Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

PART I

Item 1. BUSINESS

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination, involving one or more businesses or assets, which we refer to throughout this Annual Report as our initial business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

We currently intend to concentrate our efforts on identifying companies in the technology, art, financial services and adjacent sectors that power transformation and innovation. Our expertise lends itself well to pursuing platforms related to the technology, art and financial services sectors, but we are not required to complete our initial business combination with a business in these industries and, as a result, we may pursue a business combination outside of these industries. We expect to pursue global businesses but may also acquire a domestic company. We do not intend to acquire companies that have speculative business plans or are excessively leveraged.

We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, our management team’s network and investing and operating experience do not guarantee a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed. Past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.

At December 31, 2025, we had not yet commenced operations. All activity through December 31, 2025 relates to the Company’s formation, and subsequent to that date, its initial public offering, and identifying a target company for our initial business combination. Pursuant to our amended and restated memorandum and articles of association, the Company must cease operations and liquidate if it has not completed a business combination during the completion window.

The registration statement for our initial public offering was declared effective on January 5, 2026. On January 7, 2026, we consummated the initial public offering of 22,000,000 units, generating gross proceeds of $220,000,000. We granted the underwriters a 45-day option to purchase up to 3,300,000 additional units solely to cover over-allotments, if any. On January 24, 2026, the underwriters fully exercised their over-allotment option, resulting in the sale on January 26, 2026 of an additional 3,300,000 units for total gross proceeds of $33,000,000, bringing the aggregate gross proceeds of the initial public offering to $253,000,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 825,000 placement units at a price of $10.00 per unit in a private placement to our sponsor (530,000 placement units) and Clear Street (295,000 placement units), generating total gross proceeds of $8,250,000.

Following the closing of the initial public offering and private placement on January 7, 2026 and the subsequent sale of the over-allotment option units on January 26, 2026, an aggregate amount of $253,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the placement units was placed in a trust account and invested or held either in (i) U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, until the earlier of: (i) the consummation of a business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination during the completion window or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) the redemption of 100% of the public shares if the Company has not completed an initial business combination within the completion window.

Business Strategy

We will seek to capitalize on the experience of our board of directors and CEO in the technology, art, financial services, and investment banking sectors, to identify, evaluate, acquire and operate a target business. Mr. Daniel Cohen, our CEO, has extensive experience in the technology sector, particularly financial technology, as well as extensive experience in operating financial services companies in a public company environment. Mr. Benjelloun-Touimi, one of our directors, has over 20 years of investment banking experience and is the founder of ARTEX, a multilateral trading venue for investing in masterpiece paintings. Ms. Katherine Fleming, our Vice Chairman of the Board and the current CEO and President of the J. Paul Getty Trust, and the former Provost of New York University, has extensive financial and scholastic experience, including over 15 years of experience in arts and education leadership. If we elect to pursue an investment outside of the art technology industry, our management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding that industry might not be relevant to an understanding of the business that we elect to acquire.

Acquisition Criteria

We have identified the following criteria that we intend to use in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	Recurring revenue. We will seek to acquire one or more businesses or assets that have a history of, or potential for, strong, sustainable recurring and predictable revenue streams.

●	Strong management team. We will seek to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their shareholders.

●	Opportunities for add-on acquisitions. We will seek to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Differentiated business niche. We will seek to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability and free cash flow.

●	Diversified customer and supplier base. We will seek to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors and our CEO have significant combined experience in technology, art, financial services, and investment banking. Mr. Cohen, our CEO, has extensive experience in the technology sector, particularly financial technology, as well as extensive experience in operating financial services companies in a public company environment. Mr. Benjelloun-Touimi, a director of the Company, has over 20 years of investment banking experience and is the founder of ARTEX, a multilateral trading venue for investing in masterpiece paintings by the world’s greatest artists. Ms. Fleming, our Vice Chairman and the current CEO and President of the J. Paul Getty Trust, and the former Provost of New York University, has extensive financial and scholastic experience, including over 15 years of experience in arts and education leadership. We believe that this experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industries

●	Established Deal Sourcing Network. As a result of their extensive experience in the art, technology, and investment banking industries, our team has developed a broad array of contacts within the art technology sector. We believe that these contacts will be important in generating acquisition opportunities for us.

●	Strong Financial Position and Flexibility. With a trust account initially in the amount of $253,000,000 and a public market for our ordinary shares, we offer a target business a variety of options to facilitate a future business transaction and fund the growth and expansion of business operations. Because we are able to consummate an initial business transaction using our equity, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third party financing and would expect to do so only in connection with the consummation of our initial business transaction. Accordingly, our flexibility in structuring an initial business transaction may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure will make us an attractive business transaction partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business transaction with us. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

Blank Check Company Experience

Members of our board of directors, management team and affiliates of our sponsor have also served as executive officers, directors and/or advisors of FinTech Acquisition Corp., or FinTech I, a former blank check company which raised $100.0 million in its initial public offering in February 2015 and completed its initial business combination when it acquired FTS Holding Corporation in July 2016, which we refer to as the FinTech I Acquisition, in connection with which FinTech I changed its name to CardConnect Corp. The common stock of CardConnect Corp. was traded on Nasdaq under the symbol “CCN” until CardConnect Corp. was acquired by First Data Corporation in July 2017. Members of our board of directors and management team also served as executive officers, directors and/or advisors of FinTech Acquisition Corp. II, or FinTech II, a blank check company which raised $175.0 million in its initial public offering in January 2017 and completed its initial business combination when it acquired Intermex Holdings II in July 2018, which we refer to as the FinTech II Acquisition, in connection with which FinTech II changed its name to International Money Express, Inc. The common stock of International Money Express, Inc. is currently traded on the Nasdaq Capital Market under the symbol “IMXI.” Members of our board of directors and management team also served as executive officers, directors and/or advisors of FinTech Acquisition Corp. III, or FinTech III, a blank check company which raised $345.0 million in its initial public offering in November 2018 and completed its initial business combination with Paya, Inc. in October 2020, which we refer to as the FinTech III Acquisition. Members of our board of directors and management team also served as executive officers, directors and/or advisors of FinTech Acquisition Corp. IV, or FinTech IV, a blank check company which raised $230.0 million in its initial public offering in September 2020 and completed its initial business combination with PWP Holdings LP, in June 2021, which we refer to as the FinTech IV Acquisition. Members of our board of directors and management team also served as executive officers, directors and/or advisors of Insurance Acquisition Corp., or INSU I, a blank check company which raised $150.7 million in its initial public offering in March 2019 and completed its initial business combination when it merged with affiliates of Shift Technologies, Inc. in October 2020, which we refer to as the INSU I Acquisition. Members of our board of directors and management team also served as executive officers, directors and/or advisors of INSU Acquisition Corp. II, or INSU II, a blank check company which raised $230 million in its initial public offering in September 2020 and completed its initial business combination when it merged with Metromile, Inc. in February 2021, which we refer to as the INSU II Acquisition. Additionally, R. Maxwell Smeal, our Chief Financial Officer, served as Chief Financial Officer of Cohen Circle Acquisition Corp. I, or Cohen Circle I, a blank check company which raised $230.0 million in its initial public offering in October 2024 and completed its initial business combination with Kyivstar Group Ltd., in August 2025.

Currently, members of our board of directors and/or management team serve as executive officers, directors and/or advisors of Cohen Circle Acquisition Corp. II, or Cohen Circle II, a blank check company which raised $253.0 million in its initial public offering in June 2025. Members of our board of directors and management team also serve as executive officers, directors and/or advisors of BTC Development Corp., a blank check company which raised $253.0 million in its initial public offering in September 2025. Also, Mr. Beach, a director of the Company, is a member of the board of directors of Titan Acquisition Corp., a blank check company which raised $276.0 million in its initial public offering in April 2025.

We believe that potential sellers of target businesses will view the fact that members of our board of directors and management team have successfully closed multiple business combinations with vehicles similar to our company as a positive factor in considering whether or not to enter into a business combination with us. However, past performance is not a guarantee of success with respect to any business combination we may consummate. Additionally, members of our board of directors and management team also previously served as executive officers, directors and/or advisors of blank check companies that liquidated before consummating a business combination, as follows: FinTech Acquisition Corp. V, or FinTech V, a blank check company which raised $250.0 million in its initial public offering in December 2020; INSU Acquisition Corp. III, or INSU III, a blank check company which raised $250.0 million in its initial public offering in December 2020; FTAC Hera Acquisition Corp., or FTAC Hera, a blank check company which raised approximately $850 million in its initial public offering in March 2021; FTAC Parnassus Acquisition Corp., or FTAC Parnassus, a blank check company which raised approximately $250.0 million in its initial public offering in March 2021; Fintech Acquisition Corp. VI, or FinTech VI, a blank check company which raised $250.0 million in its initial public offering in June 2021; and FTAC Zeus Acquisition Corp., or FTAC Zeus, a blank check company which raised approximately $402.5 million in its initial public offering in November 2021.

FinTech I

Mr. Cohen served as a director and/or executive officer of FinTech I, a former blank check company that raised $100.0 million in its initial public offering in February 2015 at an initial public offering price of $10.00 per share. In July 2016, FinTech I completed its initial business combination when it acquired FTS Holding Corporation, or FTS, a provider of payment processing solutions to merchants throughout the United States.

Upon the closing of the acquisition, the pre-acquisition executive officers of FinTech I resigned and were replaced by the executive officers of FTS and, the pre-acquisition directors of FinTech I resigned, except for Ms. Betsy Cohen who continued as a director of the combined company, and were succeeded by directors designated pursuant to the terms of the acquisition. FinTech I changed its name to CardConnect Corp. at closing.

The common stock of CardConnect Corp. was traded on the NASDAQ Global Market under the symbol “CCN” until CardConnect Corp. was acquired by First Data Corporation in July 2017 for $15.00 per share in cash.

FinTech II

Mr. Cohen served as a director and/or executive officer of FinTech II, a blank check company that raised $175.0 million in its initial public offering in January 2017 at an initial public offering price of $10.00 per share. In July 2018, FinTech II completed its initial business combination when it acquired Intermex Holdings II, Inc. (“Intermex”). FinTech II changed its name to International Money Express, Inc. at closing.

The common stock of International Money Express, Inc. is currently traded on the NASDAQ Global Market under the symbol “IMXI.”

FinTech III

Mr. Cohen served as a director and/or executive officer of FinTech III, a blank check company that raised $345.0 million in its initial public offering in November 2018 at an initial public offering price of $10.00 per share. In October 2020, FinTech III completed its initial business combination with Paya, Inc. The name of the public entity was changed to Paya Holdings Inc. at closing.

The shares of common stock and warrants of Paya Holdings Inc. were traded on the Nasdaq Capital Market under the symbols “PAYA” and “PAYAW” until Paya Holdings was acquired by Nuvei Corporation on February 22, 2023.

FinTech IV

Mr. Cohen served as a director and/or executive officer of FinTech IV, a blank check company that raised $230 million in its initial public offering in September 2020 at an initial public offering price of $10.00 per share. FinTech IV completed its initial business combination with PWP Holdings LP in June 2021. The name of the public entity was changed to Perella Weinberg Partners at closing. Mr. Cohen served as a director of PWP until April 2023.

The shares of common stock of Perella Weinberg Partners are currently traded on the NASDAQ Global Select Market under the symbol “PWP”.

INSU I

Mr. Cohen served as Chairman of the board of directors of Insurance Acquisition Corp., a black check company that raised approximately $150.7 million in its initial public offering in March 2019 at an initial public offering price of $10.00 per share.

On June 29, 2020, Insurance Acquisition Corp. entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Insurance Acquisition Corp., IAC Merger Sub, Inc., a direct wholly owned subsidiary of Insurance Acquisition Corp. (“Merger Sub”), and Shift Technologies, Inc., a Delaware corporation (“Shift”), providing for, among other things, and subject to the conditions therein, the combination of Shift and Insurance Acquisition Corp. pursuant to the proposed merger of Merger Sub with and into Shift with Shift continuing as the surviving entity (the “INSU Merger”). The INSU Merger was consummated on October 13, 2020. The name of Insurance Acquisition Corp. was changed to Shift Technologies, Inc. at closing.

On October 9, 2023, Shift Technologies, Inc. commenced a voluntary Chapter 11 bankruptcy case in the U.S. Bankruptcy Court for the Northern District of California. As a result, trading of its shares of Class A common stock was suspended by Nasdaq on October 19, 2023.

INSU II

Mr. Cohen served as Chairman of the board of directors of INSU Acquisition Corp. II (“INSU II”), a black check company that raised $230 million in its initial public offering in September 2020 at an initial public offering price of $10.00 per share.

On November 24, 2020, INSU II entered into an Agreement and Plan of Merger and Reorganization (as amended, the “INSU II Merger Agreement”) by and among INSU II, INSU II Merger Sub Corp., a Delaware corporation and a direct wholly owned subsidiary of INSU II (“Merger Sub”), and MetroMile, Inc., a Delaware corporation (“Metromile”), pursuant to which, among other things, Merger Sub merged with and into Metromile (the “INSU II Merger” and together with the other transactions contemplated by the INSU II Merger Agreement, the “Transactions”), with Metromile surviving the merger as a wholly owned subsidiary of INSU II. The Transactions were consummated on February 9, 2021. INSU II changed its name to Metromile, Inc. at closing.

The common stock of Metromile was traded on the Nasdaq Capital Market under the symbol “MILE” until Metromile was acquired by Lemonade, Inc. on July 28, 2022.

Cohen Circle I

Mr. Smeal served as Chief Financial Officer of Cohen Circle Acquisition Corp. I (“Cohen Circle I”), a blank check company that raised $200 million in its initial public offering in October 2024 at an initial public offering price of $10.00 per share. On March 18, 2025, Cohen Circle I entered into a business combination agreement (the “Business Combination Agreement”) by and among (1) Cohen Circle I, (2) VEON Amsterdam B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under Dutch law and registered with the Dutch Chamber of Commerce (Kamer van Koophandel) under number 34378904 (the “Seller”), (3) VEON Holdings B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) incorporated under Dutch law and registered with the Dutch Chamber of Commerce (Kamer van Koophandel) under number 34345993 (“VEON Holdings,” and together with all of its direct and indirect Ukrainian Subsidiaries, the “Group Companies”), (4) Kyivstar Group Ltd., an exempted company with limited liability, incorporated and existing under the laws of Bermuda with registration number 202504557 (“PubCo”), and (5) Varna Merger Sub Corp., an exempted company incorporated with limited liability in the Cayman Islands with registration number 419635 (“Merger Sub,” and, together with VEON Holdings and PubCo, the “Kyivstar Group” and separately, a “Kyivstar Group Company”). Cohen Circle I completed its initial business combination in August 2025.

The common shares and warrants of PubCo currently trade on the Nasdaq Stock Market under the ticker symbols “KYIV” and “KYIVW,” respectively.

Cohen Circle II

Mr. Cohen serves as Chairman and Mr. Smeal serves as Chief Financial Officer of Cohen Circle Acquisition Corp. II, a blank check company that raised $253.0 million in its initial public offering in June 2025.

BTC Development Corp.

Mr. Smeal serves as Chief Financial Officer of BTC Development Corp., a blank check company that raised $253.0 million in its initial public offering in September 2025.

Titan Acquisition Corp.

Mr. Beach, a director of the Company, is a member of the board of directors of Titan Acquisition Corp., a blank check company which raised $276.0 million in its initial public offering in April 2025.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of the initial public offering and the placement units, as well as our equity, debt or a combination of these, in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of permitted withdrawals), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of permitted withdrawals), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we decide to allow shareholders to sell their shares to us in a tender offer, we will file tender offer documentation with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek shareholder approval of our initial business combination, we will consummate our initial business combination only if we obtain the approval by way of an ordinary resolution under Cayman Islands law, being the affirmative vote of the holders of a simple majority of the issued ordinary shares held, voting as a single class, who, being present and entitled to vote, vote at a general meeting of the company held for the purposes of approving the business combination, or as a special resolution under Cayman Islands law, being the affirmative vote of the holders of a majority of at least two-thirds (2/3) of the issued ordinary shares who, voting together as a single class, being present and entitled to vote at a general meeting of the company held for the purposes of approving the business combination, vote at the general meeting of the company to the extent that such business combination is structured as a merger.

We have the duration of the completion window to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination within such period, we may seek shareholder approval of amendments to our amended and restated memorandum and articles of association for any extension of such period at a general meeting called for such purpose. Public shareholders will be offered the opportunity to vote on and redeem their shares in connection with any such extension. As described herein, our sponsor, officers and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then-outstanding public shares, subject to the limitations described herein.

If we are unable to consummate an initial business combination within the completion window, and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, or by such earlier liquidation date as our board of directors may approve, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be approximately $10.00 per Class A ordinary share, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

If we do not complete our initial business combination within the completion window, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of the initial public offering. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our sponsor’s investment in our founder shares and our placement units will be worthless.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent entity that commonly renders valuation opinions. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We anticipate structuring our initial business combination either (i) in such a manner so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a manner so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholders approval, as applicable.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors or non-managing sponsor investors, we, or a committee of independent directors, will obtain an opinion from an independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent entity that commonly renders valuation opinions that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team directly or indirectly own our ordinary shares and/or placement units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, the founder shares and placement units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entities. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such other entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, affiliates of our sponsor are currently sponsoring other blank check companies that are seeking to complete business combinations. Certain of our directors and officers serve in similar roles for BTC Development and Cohen Circle II. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Potential Additional Financings

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and those securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Sponsor Information

Our sponsors are Delaware limited liability companies, which were formed to invest in our company. Although our sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our sponsor’s business is focused on investing in our company. Daniel G. Cohen, our Chief Executive Officer, is the sole manager of each sponsor and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Additionally, R. Maxwell Smeal, our Chief Financial Officer, serves as an officer of our sponsor and participates in the direction and management of our company. Each of our directors and officers own direct and, through their respective affiliates and controlled entities, indirect interests, in the membership interests of our sponsor. As of the date of this Annual Report, no person other than our officers and directors has a direct or indirect material interest in our sponsors, other than Amanda J. Abrams, the Chief Executive Officer of Cohen Circle, LLC. Each of our independent directors receive for their services as a director an indirect interest in 20,000 founder shares through membership interests in one of our sponsors.  Other than our management team, none of the other members of our sponsor (including the non-managing sponsor investors) participate in the direction or management of our company.

Additionally, in connection with the closing of the initial public offering, the sponsor forfeited 100,000 founder shares, we issued 100,000 founder shares to Clear Street and the sponsor issued additional membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of approximately 2,650,000 founder shares held by the sponsor. Non-managing sponsor investors do not have the right to control the sponsor or participate in any decision regarding the disposal of any security held by the sponsor, or otherwise.

The following table sets forth the payments to be received by our sponsor and its affiliates from us prior to or in connection with the completion of our initial business combination and the securities issued and to be issued by us to our sponsor or its affiliates:

Entity/Individual	Amount of Compensation to be Received or Securities Issued or to be Issued	Consideration Paid or to be Paid
Art Technology Sponsor, LLC or Art Technology Advisors, LLC	$30,000 per month	Office space, administrative and shared personnel support services
	8,608,333 Class B Ordinary Shares(1)	$25,000
	530,000 Placement Units (2)	$5,300,000
	Up to $300,000	Repayment of loans made to us to cover offering related and organizational expenses.
	Up to $2,500,000 in working capital loans, which loans may be convertible into units at the business combination at a price of $10.00 per unit	Working capital loans to finance transaction costs in connection with an initial business combination
	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination	Services in connection with identifying, investigating and completing an initial business combination
R. Maxwell Smeal	Up to $12,500 per month	Serving as our Chief Financial Officer
Emmanuelle Cohen	Up to $8,333 per month	Serving as our Chief Operating Officer

(1)	Of the Class B Ordinary Shares, the non-managing sponsor investors acquired, indirectly through the purchase of non-managing membership interests, an aggregate of approximately 2,650,000 Class B Ordinary Shares, at a purchase price of $0.01 per share. Our sponsor forfeited 100,000 founder shares at the closing of the initial public offering.

(2)	The non-managing sponsor investors acquired, indirectly through the purchase of non-managing membership interests, an aggregate of 530,000 placement units ($5,300,000 in the aggregate) at a price of $10.00 per unit in a private placement that closed simultaneously with the closing of the initial public offering.

Because our sponsor acquired the founder shares at a nominal price, our public shareholders incurred immediate and substantial dilution upon the closing of the initial public offering, assuming no value is ascribed to the warrants included in the units. Further, the Class A ordinary shares issuable in connection with the conversion of the founder shares may result in material dilution to our public shareholders due to the anti-dilution rights of our founder shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. See the section titled “Risk Factors — Risks Relating to our Sponsor and Management Team — The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.”

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the initial public offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) of the aggregate of our issued and outstanding founder shares, placement shares and public shares after the initial public offering and the private placement, plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Pursuant to a letter agreement entered with us, as well as a placement unit subscription agreement entered into with Clear Street, each of Clear Street, our sponsor, directors and officers has agreed to restrictions on its ability to transfer, assign, or sell the founder shares and placement units, as summarized in the table below.

Subject Securities	Expiration Date	Natural Persons and Entities Subject to Restrictions	Exceptions to Transfer Restrictions
Founder Shares	The earlier of (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Art Technology Sponsor, LLC and Art Technology Advisors, LLC

Daniel G. Cohen

Emmanuelle Cohen

R. Maxwell Smeal

Katherine Fleming

Walter T. Beach

Phoebe A. Saatchi

Daniela B. Loftus

Yassir Benjelloun-Touimi

Clear Street

Transfers permitted (a) to (1) the Sponsor’s members, (2) the directors or officers of us, the Sponsor, the Sponsor’s members or Clear Street, (3) any affiliates or family members of the directors or officers of us, the Sponsor, the Sponsor’s members or Clear Street, (4) any members or partners of the Sponsor, the Sponsor’s members, Clear Street or their respective affiliates, or any affiliates of the Sponsor, the Sponsor’s members, Clear Street, or any employees of such affiliates; (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the case of a trust by distribution to one or more permissible beneficiaries of such trust; (f) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the completion window or in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (g) to us for no value for cancellation in connection with the consummation of the initial business combination; (h) in the event of our liquidation prior to our consummation of our initial business combination; (i) by virtue of the laws of the State of Delaware, the Sponsor’s limited liability company agreement, upon dissolution of such Sponsor, or the organizational documents of Clear Street upon dissolution of Clear Street; and (j) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

Subject Securities	Expiration Date	Natural Persons and Entities Subject to Restrictions	Exceptions to Transfer Restrictions
Placement Units Placement Shares Placement Warrants	30 days after the completion of our initial business combination

Art Technology Sponsor, LLC and Art Technology Advisors, LLC

Daniel G. Cohen

Emmanuelle Cohen

R. Maxwell Smeal

Katherine Fleming

Walter T. Beach

Phoebe A. Saatchi

Daniela B. Loftus

Yassir Benjelloun-Touimi

Clear Street

Same as above.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement, our equity, debt or a combination of these as the consideration to be paid in our initial business combination.

If we pay for our initial business combination using shares or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

There is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Nasdaq rules require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors.

We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sources of Acquisition Candidates

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. Such sources have become aware that we are seeking a business combination candidate by a variety of means, including publicly available information relating to the initial public offering, public relations and marketing efforts or direct contact by management.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. In connection with the completion of our initial business combination, at the option of our management team, we may pay a customary advisory fee, finder’s fee and/or success fee, to a person or entity associated with certain of our officers and directors, in an amount that constitutes a market standard fee for comparable transactions and services provided. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors or non-managing sponsor investors, we, or a committee of independent directors, will obtain an opinion from an independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own our ordinary shares and warrants to purchase our ordinary shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at a purchase price of approximately $0.003 per share, the holders of our founder shares (including certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors was included by a target business as a condition to any agreement with respect to our initial business combination.

As more fully discussed in “Certain Relationships and Related Transactions, and Director Independence — Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination initially in the amount of $242,220,000 assuming no redemptions and after payment of $10,780,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Selection of a target business and structuring of our initial business combination

The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time consuming and burdensome to present to shareholders.

Permitted purchases and other transactions with respect to our securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. In the event our sponsor, directors, officers, advisors or any of their affiliates determine to undertake any such transactions, such transactions could have the effect of influencing the vote necessary to approve such transaction. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, (2) reduce the number of public warrants outstanding or vote such public warrants on any matters submitted to the public warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will be not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors — If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.”

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of permitted withdrawals) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares and any public shares they may hold in connection with the completion of our initial business combination. However, our sponsor, officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the completion window. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they purchased in the initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they purchased in the initial public offering as the rights afforded to our other public shareholders. Regardless of the number of units, if any, the non-managing sponsor investors purchased in the initial public offering, they will have different interests than our other public shareholders, and will be incentivized to vote their public shares in favor of a business combination due to their indirect ownership through the sponsor of founder shares, and placement shares and placement warrants issued as part of the placement units.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval by way of an ordinary resolution under Cayman Islands law, being the affirmative vote of a simple majority of the shareholders who, voting together as a single class, being present and entitled to vote at a general meeting of the company, vote at a general meeting of the company. In such case, pursuant to the terms of the letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and/or placement shares held by them, and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction), in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own at least 25% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders, directors and officers have entered into the letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, placement shares and public shares held by them in connection with the completion of a business combination. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they purchased in the initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination.

The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they purchased in the initial public offering as the rights afforded to our other public shareholders.

Redemptions of our public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to the letter agreement entered into with us, waived their right to have any founder shares, placement shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquired public shares in the initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares. Clear Street will have the same redemption rights as a public shareholder with respect to any public shares it acquires.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated memorandum and articles of association provide that we have only the duration of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, our officers and directors, and Clear Street have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and placement shares, as applicable, if we fail to complete our initial business combination within the completion window. However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window. Clear Street will have the same redemption rights as a public shareholder with respect to any public shares they acquire.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of permitted withdrawals) divided by the number of then outstanding public shares. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy any net tangible asset requirement, we may determine not to proceed with the amendment or the related redemption of our public shares. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants purchased in the initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units purchased in the initial public offering as the rights afforded to our other public shareholders. Regardless of the number of units, if any, the non-managing sponsor investors purchased in the initial public offering, they will have different interests than our other public shareholders, and will be incentivized to vote their public shares in favor of a business combination due to their indirect ownership through the sponsor of founder shares, and placement shares and placement warrants issued as part of the placement units.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, and permitted withdrawals, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not released in connection with permitted withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Art Technology Sponsor, LLC has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Art Technology Sponsor, LLC will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether Art Technology Sponsor, LLC has sufficient funds to satisfy its indemnity obligations and believe that Art Technology Sponsor, LLC’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of permitted withdrawals, and Art Technology Sponsor, LLC asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Art Technology Sponsor, LLC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Art Technology Sponsor, LLC to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that Art Technology Sponsor, LLC will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Art Technology Sponsor, LLC will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. As of January 7, 2026, we had access to $3.1 million from the proceeds of the initial public offering and the sale of the placement units, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions that will apply to us until the consummation of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association will provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or if they vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of permitted withdrawals) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of permitted withdrawals) in each case subject to the limitations described herein;

●	if we seek shareholder approval, we will consummate our initial business combination only if we obtain the approval by way of an ordinary resolution under Cayman Islands law, being the affirmative vote of the holders of a simple majority of the issued ordinary shares, voting together as a single class, who, being present and entitled to vote at a general meeting of the company, vote at a general meeting of the Company;

●	if our initial business combination is not consummated within the completion window, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of a special resolution under Cayman Islands law, being the affirmative vote of the holders of a majority of at least two-thirds (2/3) of the issued ordinary shares who, voting together as a single class, being present and entitled to vote at a general meeting, vote at a general meeting.

In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if we obtain the approval by way of an ordinary resolution under Cayman Islands law, being the affirmative vote of the holders of a simple majority of the issued ordinary shares, voting together as a single class, who, being present and entitled to vote at a general meeting of the Company, vote at a general meeting of the Company.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors and that holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there are numerous target businesses we could potentially acquire, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. This may make it more difficult for us to consummate an initial business combination with a target business. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 2929 Arch Street, Suite 1703, Philadelphia, PA 19104-2870. The cost for our use of this space is included in the $30,000 per month fee we pay to our sponsor or its affiliate or designee for office space, utilities and shared personnel support services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they will devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the above requirements or that the potential target business will be able to prepare its financial statements in accordance with the above requirements. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited.  A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some shareholders find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Item 1A. RISK FACTORS

You should consider carefully all of the risks described below, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information contained in this Annual Report. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected.

Risks Relating to our Search for, Consummation of, or Inability to Consummate,
a Business Combination and Post-Business Combination Risks

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or the rules of Nasdaq or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as direct mergers with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder approval. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or Nasdaq rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of the letter agreement entered into with us, to vote any founder shares and/or placement shares held by them, as well as any public shares purchased during or after the initial public offering, in favor of our initial business combination. Our sponsor and its permitted transferees own approximately 26.2% of our issued and outstanding ordinary shares. As a result, in addition to the founder shares and placement shares held by our sponsor, we would need only 8,278,334 or approximately 32.7%, of the 25,300,000  public shares to be voted in favor of a transaction (assuming all outstanding shares are voted and the parties to the letter agreement do not acquire any Class A ordinary shares). Assuming that only the holders of a majority of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their shares at a general meeting of the company, we will not need any public shares in addition to our founder shares and placement shares to be voted in favor of an initial business combination in order to approve an initial business combination. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

If the non-managing sponsor investors purchased a substantial number of the units in the initial public offering, it could present a conflict of interest for such non-managing sponsor investors in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among the non-managing sponsor investors, if such investors hold a substantial portion of the units purchased in the initial public offering, the sponsor and the non-managing sponsor investors would collectively own a significant number of our shares. Further, the non-managing sponsor investors will share in any appreciation of the founder shares and placement shares through their membership interests in the sponsor if we successfully complete a business combination. Non-managing sponsor investors’ interests in the founder shares and placement shares may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders. Therefore, in the event that the non-managing sponsor investors purchased a substantial number of the units in the initial public offering, continue to hold the shares included in the units and individually decide to vote such shares in favor of our initial business combination, we may not need any additional public shares to be voted in favor of our initial business combination to have our initial business combination approved.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

We do not have a minimum net tangible asset requirement.

Our amended and restated memorandum and articles of association does not contain a minimum net tangible asset requirement. Such a requirement can serve to ensure that our securities are not determined to be “penny stock” under Rule 3a-51 of the Exchange Act. Whether or not our amended and restated memorandum and articles of association contains a net tangible assets requirement, if our securities are deemed to be “penny stock,” we will become subject to Rule 419 of the Securities Act. In the event that our securities are delisted from Nasdaq, our securities could be determined to be “penny stock” under Rule 3a-51 of the Exchange Act and we would be required to comply with the requirements of Rule 419 of the Securities Act. Being subject to the requirements of Rule 419 would make us less attractive to potential business combination targets and thereby adversely affect our ability to complete an initial business combination. See — “You will not be entitled to protections normally afforded to investors of many other blank check companies”, “Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions”, “The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target”, and “The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.”

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net worth or minimum cash to be less than required by the prospective target either immediately prior to or upon completion of our initial business combination, we may determine not to proceed with such redemption and the related business combination and may instead search for an alternate business combination, or we may raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net worth or minimum cash requirements. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B shares at the time of the initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the completion window. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If the net proceeds of the initial public offering, the sale of the placement units not being held in the trust account and permitted withdrawals are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of the initial public offering and the sale of the placement units, approximately $3.1 million was available to us outside the trust account to fund our working capital requirements on January 7, 2026. If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or any of their affiliates to operate or may be forced to liquidate. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share (or less in certain circumstances) on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

The outbreak of infectious diseases, endemics, pandemics and other public health crises and the impact on businesses and debt and equity markets could have a material adverse effect on our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination.

A significant outbreak of the COVID-19 and other infectious diseases, including the resurgence or variants thereof, could result in a widespread health crisis that could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 or other public health crises restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner or even to conduct requisite due diligence. In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which COVID-19 or other public health crises impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and new variants of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 have been developed, there is no guarantee that such vaccines will be durable. The treatment or vaccine for COVID-19 and any potentially emerging variants may be ineffective or underutilized. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other public health events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 or the emergence of new or other public health crises may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, geopolitical instability emanating from the ongoing conflict between Russia and the Ukraine as well as tensions in the Middle East could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, geopolitical stability may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If we are unable to complete an initial business combination within the completion window, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond the completion window. Amending our amended and restated memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by the affirmative vote of the holders of a majority of at least two-thirds (2/3) of the issued ordinary shares who, voting together as a single class, being present and entitled to vote at a general meeting, vote at a general meeting. If we seek shareholder approval to extend the initial period in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares or public warrants.

At any time prior to the general meeting to approve our initial business combination, during a period when they are not then aware of any material nonpublic information regarding the company or its securities, the sponsor, directors, executive officers, advisors or any of their affiliates, may, in privately negotiated transactions or in the open market, (i) purchase shares from institutional and other investors who vote, or indicate an intention to vote, against the business combination, (ii) execute agreements to purchase such shares from institutional and other investors in the future, and/or (iii) enter into transactions with institutional and other investors to provide such persons with incentives to acquire Class A ordinary shares. Such an agreement may include a contractual acknowledgement that such shareholder, although still the record holder of such shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the sponsor, directors, executive officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling public shareholders would be required to revoke their prior elections to redeem their shares. While the exact nature of any such incentives has not been determined, they might include, without limitation, arrangements to protect such investors or holders against potential loss in value of their shares, including the granting of put options and the transfer of shares or the company’s warrants owned by the sponsor for nominal value to such investors or holders. Any Class A ordinary shares acquired by the persons described above would not be voted in connection with the business combination.

The purpose of any such transaction could be to reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a certain amount of cash at the closing of our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Business — Permitted Purchases and other transactions with respect to our securities” for a description of how such persons will determine from which shareholders to seek to acquire securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the sale of the placement units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the duration of the completion window, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the initial public offering and potential loans from our affiliates is discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our sponsor and its affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account, together with the committed loan from our sponsor, will be sufficient to allow us to operate for at least the duration of the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Art Technology Sponsor, LLC has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Art Technology Sponsor, LLC will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Art Technology Sponsor, LLC has sufficient funds to satisfy their indemnity obligations and believe that Art Technology Sponsor, LLC’s only assets are securities of our company. Art Technology Sponsor, LLC may not have sufficient funds available to satisfy those obligations. We have not asked Art Technology Sponsor, LLC to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of Art Technology Sponsor, LLC, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and Art Technology Sponsor, LLC asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Art Technology Sponsor, LLC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Art Technology Sponsor, LLC to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions and are invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than the end of the completion window) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. For more information about the risk of the company being considered to be operating as an unregistered investment company, see “— If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.” Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We are not required to obtain an opinion from an independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent entity that commonly renders valuation opinions that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our board of directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion as described above.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Investors may not have sufficient time to comply with the delivery requirements for redemption.

Pursuant to our amended and restated memorandum and articles of association, we are required to give a minimum of only five clear days’ notice for each general meeting. As a result, if we require public shareholders who wish to redeem their public shares into the right to receive a pro rata portion of the funds in the trust account to comply with specific delivery requirements for redemption, holders may not have sufficient time to receive the notice and deliver their shares for redemption. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. Amending our amended and restated memorandum and articles of association requires a special resolution of our shareholders as a matter of Cayman Islands law. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or other governing instruments or extend the time in which we have to consummate a business combination in order to effectuate our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of a special resolution under Cayman Islands law, being the affirmative vote of the holders of a majority of at least two-thirds (2/3) of the issued ordinary shares who, being present and entitled to vote at a general meeting, vote at a general meeting (and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares). It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by a special resolution under Cayman Islands law, being the affirmative vote of the holders of a majority of at least two-thirds (2/3) of the issued ordinary shares who, voting together as a single class, being present and entitled to vote at a general meeting, vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial holders and holders of placement shares will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the initial public offering and the sale of the placement units will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing, could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and the other risk factors contained herein.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, as holders of our Class A ordinary shares, our public shareholders will not have any say in the management of our company prior to the consummation of an initial business combination.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the gross proceeds from the initial public offering and the sale of the placement units, $253,000,000 will be available to complete our business combination and pay related fees and expenses (which includes $10,780,000 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may partner, submit a joint bid or enter into a similar transaction with holders of founder shares or an affiliate in connection with our pursuit of, or in connection with, a business combination.

We are not prohibited from partnering, submitting a joint bid or entering into any similar transaction with holders of founder shares or their affiliates in our pursuit of a business combination. We could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with any holder of founder shares or its affiliates, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction, conflicts could invariably arise from the interest of the holder of founder shares or its affiliate in maximizing its returns, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public shareholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether before or after our initial business combination.

Risks Relating to our Sponsor and Management Team

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual obligations to other entities, including other blank check companies, and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Our officers and directors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. As a result, our officers and directors may pursue business combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing business combinations prior to its blank check companies that were launched earlier. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Transactions, and Director Independence.”

Our sponsor has the ability to remove itself as the Company’s sponsor or to substantially reduce its interests in the Company before identifying an initial business combination, which may result in change in the strategy and focus of our Company in pursuing an initial business combination.

In order to facilitate our initial business combination or for any other reason determined by our sponsor, our sponsor may, in its sole discretion (with respect to permitted transfers) and otherwise with our consent (i) surrender or forfeit, transfer or exchange our founder shares, placement units or any of our other securities held by it, including for no consideration in connection with a financing or otherwise, (ii) subject any such securities to earn-outs or other restrictions, and (iii) enter into any other arrangements with respect to any such securities.

In addition, we may approve an amendment or waiver of the letter agreement that would allow the sponsor to directly, or the members or manager of our sponsor to indirectly, transfer founder shares and placement units or membership interests in, or control of, our sponsor in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination. As a result, there is a risk that our sponsor and its manager, officers and affiliates may divest their ownership or economic interests in us or in our sponsor, or their ability to control our sponsor before we identify an initial business combination. Any such reduction of the interests of our sponsor in the securities of our company, transfer of sponsor interests or transfer of ownership or control of the manager of the sponsor may lead to the sponsor’s managing member no longer having voting power and control over the affairs of our company in pursuing an initial business combination, which would likely result in our loss of certain key personnel, and could also result in a change to our acquisition strategy and criteria and our industry focus without shareholders having the ability to consider the merits of a change in the management team. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

We may engage one or more affiliates of our sponsor, officers or directors or their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more affiliates of our sponsor, officers or directors or their respective affiliates to provide additional services to us, including, for example, identifying potential targets or providing financial advisory services. We may pay such affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Any such affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with advising on, sourcing and consummating of an initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

In addition, members of our management team and our board of directors directly or indirectly own founder shares and/or placement units, as set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Certain Relationships and Related Transactions, and Director Independence — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business — Effecting Our Initial Business Combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may be in the future be, affiliated. These activities may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Since our sponsor, officers and directors and any other holder of our founder shares, including any non-managing sponsor investors, will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors and any other holder of our founder shares, including any non-managing sponsor investors, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

On September 10, 2025, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs. On August 27, 2025, we entered into a share subscription agreement with our sponsor resulting in our sponsor holding an aggregate of 8,655,000 founder shares. In September 2025, we issued an additional 50,000 founder shares to the sponsor, and in October 2025, we issued an additional 8,333 founder shares to the sponsor, for a total of 8,708,333 founder shares outstanding. In January 2026, our sponsor forfeited 100,000 founder shares in connection with the closing of the initial public offering.

Our initial shareholders collectively beneficially own 26.2% of our issued and outstanding shares. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor has purchased 530,000 placement units for a purchase price of $5.3 million in a private placement that occurred simultaneously with the closing of the initial public offering. Of these placement units, the non-managing sponsor investors acquired, indirectly through the purchase of non-managing sponsor membership interests, an aggregate of 530,000 placement units. As a result of each non-managing sponsor investor indirectly acquiring, through the sponsor, the placement units allocated to it in connection with the closing of the initial public offering, the sponsor issued additional membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of approximately 2,650,000 founder shares held by the sponsor. The non-managing sponsor investors are not subject to transfer restrictions or a lock-up agreement on any public shares that they purchased in the initial public offering. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate a business combination within the completion window.

Given the differential in the purchase price paid for the founder shares as compared to the initial public offering price of the public shares and the substantial number of Class A ordinary shares that holders of our founder shares would receive upon conversion of the founder shares upon a business combination, the founder shares may have significant value after the business combination even if our Class A ordinary shares trade below the initial public offering price and holders of our public shares have a substantial loss on their investment. Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, any of their respective affiliates or certain of our directors and officers. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or warrants purchased in the initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they purchased in the initial public offering as the rights afforded to our other public shareholders. Regardless of the number of units, if any, the non-managing sponsor investors acquired in the initial public offering, they will have different interests than our other public shareholders, and will be incentivized to vote their public shares in favor of a business combination due to their indirect ownership through the sponsor of founder shares, and placement shares and placement warrants issued as part of the placement units. Accordingly, the non-managing sponsor investors have the potential to realize enhanced economic returns from their investments compared to other investors, and to make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.

The personal and financial interests of our sponsor, directors and officers and any holders of our founder shares may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares, including any non-managing sponsor investors, and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline to complete our initial business combination nears. In particular, because the founder shares were purchased at a nominal purchase price, the holders of our founder shares (including any non-managing sponsor investors and certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $3.00 to purchase such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 Class A ordinary shares, and would receive the same consideration in connection with our initial business combination as a public shareholder for the same number of Class A ordinary shares. If the trading price of our Class A ordinary shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per Class A ordinary share, such holder of our founder shares would obtain a profit of approximately $4,997 on account of the 1,000 founder shares that the holder had converted into Class A ordinary shares in connection with the initial business combination. By contrast, a public shareholder holding 1,000 Class A ordinary shares acquired in the initial public offering would lose approximately $5,000 in connection with the same transaction.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

We offered our units in the initial public offering at an offering price of $10.00 per unit. However, prior to the initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.003 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $242,220,000 which is the amount we would have for our initial business combination in the trust account after payment of $10,780,000 of deferred underwriting commissions, assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and placement warrants. At such valuation, each of our ordinary shares would have an implied value of approximately $6.95 per share upon consummation of our initial business combination, which would be an approximate 27.4% decrease as compared to the initial implied value per public share of $9.57.

Public shares	25,300,000
Founder shares	8,708,333
Placement shares	825,000
Total shares	34,833,333
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$242,220,000
Initial implied value per public share(1)	$9.57
Implied value per share upon consummation of initial business combination	$6.95

(1)	Initial implied value per public share is defined as the funds available for the initial business combination divided by the public shares issued of 25,300,000.

The value of the founder shares held by our sponsor following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Our sponsor has invested in us an aggregate of $5,325,000, comprised of the $25,000 purchase price for the founder shares and the $5,300,000 purchase price for the placement units purchased by the sponsor. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 8,608,333 founder shares and the 530,000 placement shares held by our sponsor would have an aggregate value of $91,383,330. Even if the trading price of our ordinary shares was as low as approximately $0.58 per share, and the placement warrants were worthless, the value of the founder shares and the placement shares held by our sponsor would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or is ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

While the manager of our sponsor is exclusively “controlled” for CFIUS purposes by U.S. citizens, has no substantial ties with a non-U.S. person, and thus we do not believe that our sponsor is a “foreign person” as defined in the CFIUS regulations, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination within the completion window because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company, and the chance of realizing future gains on your investment through any price appreciation in the combined company.

A change of ownership or control of our sponsor could adversely affect our ability to consummate our initial business combination.

There are no restrictions on the transfer of equity interests in our sponsor or requirements that other members consent to a transfer of such equity interests by a member of our sponsor. Transfers of equity interests in the sponsor or their respective members may result in a change of ownership or control of our sponsor. Such change of ownership or control of either sponsor could adversely affect our ability to consummate our initial business combination, as there can be no assurances that new sponsors will possess the requisite skills, investor relationships and expertise to select an appropriate target business and consummate the initial business combination.

Risks Relating to our Securities

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or at a price which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity and such issuances may be made upon beneficial terms to such investors, which could cause dilution to our existing shareholders. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Business — Business Strategy — Tendering share certificates in connection with a tender offer or redemption rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we have not completed our initial business combination within the completion window, our public shareholders may be forced to wait beyond such completion window before redemption from our trust account.

If we have not completed our initial business combination within the completion window, we will distribute the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the completion window before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

If we are unable to complete an initial business combination within the completion window, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination. Amending our amended and restated memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by the affirmative vote of the holders of a majority of at least two-thirds (2/3) of the issued ordinary shares who, being present and entitled to vote at a general meeting, vote at a general meeting. If we seek shareholder approval to extend the initial period in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of up to approximately $18,000 and to imprisonment for five years in the Cayman Islands.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event that we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant shall not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

However, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating thereto until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Additionally, if, at the time that a public warrant is exercised, our Class A ordinary shares are not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

There may be a circumstance where an exemption from registration exists for holders of our placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the initial public offering. In such an instance, the sponsor and Clear Street and their respective permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our sponsor owns approximately 26.2% of our issued and outstanding ordinary shares (including the placement shares underlying the placement units). In addition, holders of the founder shares are entitled to appoint all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of its substantial ownership in our company, our sponsor may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its influence over these actions. Accordingly, our sponsor will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

In addition, our board of directors, whose members were appointed by our co-sponsors, is comprised of directors who will generally serve a three-year term. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, our sponsor will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination.

Accordingly, holders of our founder shares will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs. The SEC’s adopted rules do not provide a safe harbor for SPACs from the definition of “investment company” under the Investment Company Act. Instead, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account are invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than the end of the completion window) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account.

Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our amended and restated memorandum and articles of association prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation against certain special purpose acquisition companies asserting that notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds, may require us to otherwise change our operations and may hinder our ability to complete an initial business combination or may result in our liquidation and the winding up of our operations. If we are unable to complete our initial business combination and are required to liquidate, our public shareholders would lose their opportunity to invest in a target business or businesses through our initial business combination, including any price appreciation of the combined company’s securities following such initial business combination, and may receive only approximately $10.00 per share on the liquidation of our trust account as well as our warrants will expire worthless. If our facts and circumstances change over time, we will update our disclosure in future filings with the SEC to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account are held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the end of the prescribed timeframe, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us for permitted withdrawals. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the end of the completion window, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the end of the prescribed timeframe, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and public warrants are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain an average global market capitalization and a minimum of 400 public holders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our unrestricted securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

We may issue additional Class A ordinary or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share and 5,000,000 undesignated preference shares, par value $0.0001 per share. There are 467,343,750 and 41,291,667 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

The grant of registration rights to our initial holders and holders of placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement entered into on January 5, 2026, our initial holders and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A ordinary shares at the time of our initial business combination. In addition, holders of our placement units (and underlying securities) and their permitted transferees can demand that we register the placement shares as well as the placement warrants and Class A ordinary shares issuable upon exercise of the placement warrants, and holders of placement shares and placement warrants underlying placement units that may be issued upon conversion of working capital loans, may demand that we register such Class A ordinary shares, warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our sponsor, holders of our placement units or holders of our working capital loans or their respective permitted transferees are registered.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forum for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

We may amend the terms of the warrants in a manner that may be adverse to holders of warrants with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding warrants to make any change that adversely affects the interests of the registered holders of warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equal or exceed $18.00 per share (as adjusted for share sub divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors, other purchasers of our placement units, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 6,325,000 of our Class A ordinary shares, at a price of $11.50 per share (subject to adjustment as provided herein), as part of the units offered in the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 825,000 placement units. The placement units include warrants to purchase an aggregate of 206,250 Class A ordinary shares at $11.50 per share, subject to adjustment as provided herein. In addition, our sponsor or one of its affiliates may, but is not obligated to, make working capital loans to us, which will be repaid upon the closing of a business combination. Up to $2,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units sold in the private placement. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-fourth of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-fourth of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of Class A ordinary shares, only a whole warrant may be exercised at any given time. This is different from other companies similar to ours whose units include one ordinary share and one warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one fourth of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Unlike most blank check companies, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by us and in the case of any such issuance to our sponsors or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (z) the volume-weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we complete our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the Board of Directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Cayman Islands law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

However, under Cayman Islands law, our directors may only exercise the rights and powers granted to them under our amended and restated memorandum and articles of association for a proper purpose and for what they believe in good faith to be in the best interests of our company.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

General Risk Factors

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results, and we will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management, including their affiliates’ past performance, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team or their affiliates as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.

Attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are many special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense or accept less favorable terms, or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post- business combination’s ability to attract and retain qualified officers and directors.

In addition, even if we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and SPAC initial business combinations; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC transaction registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Compliance with such rules and related guidance may increase the costs and the time needed to negotiate and complete an initial business combination, may constrain the circumstances under which we could complete an initial business combination or otherwise impair our ability to complete a business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to (i) increased price volatility for publicly traded securities, including ours, (ii) other national, regional and international economic disruptions, and (iii) uncertainty regarding the valuation of target businesses, any of which could make it more difficult for us to consummate an initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the ongoing Middle East conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the ongoing Middle East conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine, to Israel and other Arab nations, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Middle East conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Middle East conflict and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Changes in international trade policies and tariffs affecting imports and exports may have a material adverse effect on our search for an initial business combination target or the performance or business prospects of a post-combination company.

There have been significant changes and proposed changes in recent years to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.

Recently, the United States has implemented a range of new tariffs and has indicated an intention to implement or to consider implementing other new tariffs, or to increase or to consider increasing existing tariffs. In response to the tariffs announced by the United States, other countries have imposed, are considering imposing and may in the future impose new or increased tariffs on certain exports from the United States. There is currently uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs and we cannot predict whether, and to what extent, U.S. trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by these international matters may not provide the same sort of guidance as to the future performance of such companies as that historical financial performance might in a more stable economic environment. The business prospects of a particular target for a business combination could change after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement at that time. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs and threatened tariffs and other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete a business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of available target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete a business combination with such a target, the post-business combination company’s operations and financial results might suffer, which may adversely impact the market value of the securities of the post-business combination company.

We may not hold an annual general meeting until after the consummation of our initial business combination. Our public shareholders will not have the right to appoint directors prior to the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, unless there are no longer any Class B ordinary shares outstanding, our public shareholders, as holders of our Class A ordinary shares, will not have the right to vote on the appointment of directors prior to consummation of our initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our Class A ordinary shares and warrants.

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because there is a possibility that we may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate, and our securities trade on Nasdaq, we may become a “covered corporation” within the meaning of the IRA following the consummation of our initial business combination, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our ordinary shares after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our amended and restated memorandum and articles of association to extend the time to consummate an initial business combination, unless an exemption is available.

The U.S. Department of the Treasury recently issued guidance (the “Guidance”) clarifying when certain repurchases would be exempt from the Excise Tax, such as where the repurchases occur in the same year that the repurchasing company undertakes a complete liquidation (as described in Section 331 of the Internal Revenue Code (the “Code”)). However, only limited guidance has been issued to date. The Guidance clarified that the Excise Tax will not apply to complete corporate liquidations within the meaning of Section 331 of the Code. Although most commentators believe that this exception applies to the wind up of a SPAC, there remains uncertainty and any liquidation will need to be conducted with careful attention to planning and applicable rules and interpretive advice. Accordingly, there is a risk that the Excise Tax may apply to redemptions of our securities in connection with a liquidation that is not implemented to fall within the meaning of a complete liquidation in Section 331 of the Code. In addition, because the Excise Tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. For these reasons, the value of your investment in our securities may decrease as a result of the Excise Tax in some circumstances. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination.

The Guidance also clarifies that a SPAC that redeems shares in connection with an extension process may be subject to the Excise Tax in respect to those redemptions, subject to considerations including whether there are applicable shares issuances during the taxable year, including in connection with an initial business combination or share private placement, which would exceed and net against redemptions during such period (such netting, the “Netting Rule”) or if there occurs during the same fiscal year a complete liquidation of the SPAC in compliance with Section 331 of the Code.

Whether the Excise Tax will apply to redemptions in connection with a de-SPAC transaction may depend on the structure of the de-SPAC transaction, subject to application of the Netting Rule. For example, where the target business entity is the issuer of shares and/or other equity and in certain other business combination structures where the equity is not issued by the SPAC, the Excise Tax may apply.

Accordingly, there is a risk that if the Excise Tax is applicable, we could have reduced funds in our trust account to pay redemptions or that are available to a combined company following a de-SPAC, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Certain agreements related to the initial public offering may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to the initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our sponsor, officers, and directors, the registration rights agreement among us, the initial holders and holders of placement units and the administrative services agreement between us and our sponsor, may be amended or their provisions waived, without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on Nasdaq. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our sponsor, officers, directors and/or initial shareholders. Any such amendments may result in the completion of an initial business combination that may not otherwise have been possible. For example, although we would not amend lock-up provisions to permit securities held by initial shareholders to be freely sold prior to our initial business combination, we may amend such provisions to permit some or all of them to be freely sold after the business combination earlier than they would otherwise be permitted. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Appleby (Cayman) Ltd., our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial business combination, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

The share price of the combined company may decline after our initial business combination below the initial value of the units sold in the initial public offering.

Each unit sold in the initial public offering, which had an offering price of $10.00, consisted of one Class A ordinary share and one-fourth of one redeemable warrant. Of the proceeds we received from the initial public offering and from the sale of the placement units, $253,000,000 ($10.00 per unit), was placed in our trust account. We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares in connection with the completion of our initial business combination, and potentially upon the occurrence of certain other events prior to our initial business combination. We expect that the pro rata redemption price in any redemption will be approximately $10.00 per public share, without taking into account any interest or other income earned on such funds (less any permitted withdrawals), although the per share redemption price may be less in certain circumstances. As a result, public shareholders can anticipate receiving at least $10.00 per ordinary share (without taking into account interest or income earned on the amounts held in the trust account, less any withdrawals from accrued interest on such account) at the time of redemption for each share that they choose to redeem, although that amount may be less in certain circumstances, as described herein.

After our initial business combination, there can be no assurance that shareholders would be able to sell their shares for at least $10.00 per share. The target business with which we consummate our initial business combination will likely be subject to many material risks. Since we have not yet identified a target, the exact nature of those risks are unknown at this time. However, if any of those risks materialize, or for other reasons, that target business may not perform as anticipated, and the share price of the combined company may decline as a result. Even if the combined post-business combination company’s financial performance is not less than anticipated, the share price of the combined post-business combination company may decline due to market conditions or other factors. In recent years, the share prices of many companies have fallen following a business combination. As a result, if you continue to hold our shares through our initial business combination without redeeming such shares, we cannot assure you that the sale price following our initial business combination will be greater than either the $10.00 per unit offering price or the anticipated $10.00 redemption price (without taking into account interest or income earned on the amounts held in the trust account, less any withdrawals from accrued interest on such account) of the public shares.

Since only holders of our founder shares will have the right to vote on the appointment of directors, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	a majority of the independent directors recommend director nominees for selection by the board of directors.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Delays in the government budget process or a government shutdown may materially adversely affect our ability to complete our initial business combination.

Each year, the U.S. Congress must pass all spending bills in the federal budget. As such spending bill was not passed by October 1, 2025, a government shutdown commenced, which closed many federally run operations, including those of the SEC, and halted work for non-essential federal employees. If the SEC remains closed for a prolonged period of time, we may not be able to complete an initial business combination, due to the SEC’s inability to timely review filings or to declare such filings effective.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 1C. CYBERSECURITY.

We have no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk, which may make us susceptible to heightened cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our initial public offering.

Item 2. PROPERTIES.

We do not own any real estate or other physical properties. We currently maintain our executive offices at 2929 Arch Street, Suite 1703, Philadelphia, Pennsylvania 19104. The cost for our use of this space is included in the $30,000 per month fee we pay to our sponsor or its affiliate or designee for office space, utilities and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such. Formerly, Daniel Cohen was a named defendant, along with certain of the executive officers and trustees of RAIT Financial Trust, its public accounting firm, and the lead underwriters involved in RAIT’s public offerings, in several putative class action securities lawsuits filed in August and September 2007 in the United States District Court for the Eastern District of Pennsylvania, which were consolidated under the caption In re RAIT Financial Trust Securities Litigation. The complaint alleged, among other things, that, after RAIT’s acquisition of Taberna Realty Finance Trust, a company of which Mr. Cohen was chairman and CEO, certain defendants violated various sections of the Securities Act and the Exchange Act, and Rule 10b-5 under the Exchange Act, by making materially false and misleading statements and material omissions about RAIT’s credit underwriting, exposure to certain issuers through investments in debt securities and loan loss reserves and other financial items. RAIT entered into a settlement with respect to this matter, under which the lawsuit was dismissed with prejudice and RAIT and all the other defendants received a full release of all claims asserted against them in the lawsuit, in exchange for a cash payment of $32 million.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units commenced public trading on January 6, 2026, and our Class A ordinary shares and warrants commenced separate trading on February 27, 2026. Our Class A ordinary shares, warrants and units are each listed on the NASDAQ Global Market under the symbols ARTC, ARTCW and ARTCU, respectively.

Holders

On March 13, 2026, the numbers of record holders of the Company’s Class A ordinary shares, units and warrants were 1, 3 and 1, respectively, not including beneficial holders whose securities are held in street name.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 7, 2026, we sold 825,000 placement units in a private placement for an aggregate purchase price of $8,250,000, or $10.00 per unit, to the sponsor and Clear Street pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each placement unit consists of one Class A ordinary share and one fourth of a placement warrant. The placement warrants are identical to the warrants included in the units issued in the initial public offering, except that (1) they will not be redeemable by us; (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Use of Proceeds

On January 7, 2026, we consummated the initial public offering of 22,000,000 units, generating gross proceeds of $220,000,000. Each unit consists of one Class A ordinary share and one fourth of one warrant, where each whole warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.  We granted the underwriters a 45-day option to purchase up to 3,300,000 additional units solely to cover over-allotments, if any. On January 24, 2026, the underwriters fully exercised their over-allotment option, resulting in the sale on January 26, 2026 of an additional 3,300,000 units for total gross proceeds of $33,000,000, bringing the aggregate gross proceeds of the initial public offering to $253,000,000.

Clear Street acted as sole book-running manager of the initial public offering. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-291966). The SEC declared the registration statement effective on January 5, 2026.

We incurred a total of $15,735,399 in transaction costs related to the initial public offering. We paid a total of $4,400,000 in cash underwriting discounts and commissions and $555,399 in other costs and expenses related to the initial public offering. In addition, the underwriter agreed to defer $10,780,000 in underwriting discounts and commissions, which would be payable only upon consummation of an initial business combination.

Following the closing of the initial public offering (including the over-allotment option) and the private placement, an amount of $253,000,000 ($10.00 per unit) from the net proceeds from the sale of the units in the initial public offering (including pursuant to the over-allotment option) and the placement units in the private placement was placed in the trust account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on August 22, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 22, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 22, 2025 (inception) through December 31, 2025, we had a net loss of $117,419, which consisted of formation, general, and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor, and loans from the Sponsor, which were repaid at the closing of the Initial Public Offering. As of December 31, 2025, we had no cash and a working capital deficit of $351,878.

Subsequent to the period covered by this Annual Report, on January 7, 2026, the Company consummated the Initial Public Offering of 22,000,000 Units at $10.00 per Unit, generating gross proceeds of $220,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 825,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Clear Street, generating gross proceeds of $8,250,000. Of those 825,000 Private Placement Units, the Sponsor purchased 530,000 Private Placement Units and Clear Street purchased 295,000 Private Placement Units.

On January 24, 2026, the underwriters fully exercised their over-allotment option, resulting in the sale on January 26, 2026 of an additional 3,300,000 Units for total gross proceeds of $33,000,000, bringing the aggregate gross proceeds of the Initial Public Offering to $253,000,000.

Following the closing of the Initial Public Offering (including the over-allotment option) and the private placement, a total of $253,000,000 was placed in the Trust Account. The proceeds held in the Trust Account will be invested only in (i) U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank, until the earlier of (i) the completion of a Business Combination and (ii) liquidation and the distribution of the funds held in the Trust Account. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the Trust Account, we may, at any time (and will no later than end of the completion window) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account. We incurred $15,735,399 of transaction costs, consisting of $4,400,000 of cash underwriting fee, $10,780,000 of deferred underwriting commissions, and $555,399 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

Prior to the completion of the Initial Public Offering and the full exercise by the underwriters of their over-allotment option, we lacked the liquidity we needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” we have completed our Initial Public Offering and the full exercise by the underwriters of their overallotment option, at which time the capital in excess of the funds deposited in Trust Account and used to fund offering expenses was released to us for general capital purposes. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Support Agreement

The Company entered into an agreement with Art Technology Sponsor, LLC, commencing on January 6, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Art Technology Sponsor, LLC or its affiliate or designee a total of $30,000 per month for office space, utilities, administrative and shared personnel support services. As of December 31, 2025, no amounts were incurred under this agreement.

Service Agreement

The Company has agreed, commencing on October 1, 2025 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Operating Officer up to $8,333 per month. For the period from August 22, 2025 (inception) through December 31, 2025, the Company incurred and paid $25,000 under this agreement.

In addition, the Company has agreed, commencing on January 5, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. As of December 31, 2025, no amounts were incurred under this agreement.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit or $4,400,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. The underwriters were also entitled to deferred commissions of $0.40 per Unit from the gross proceeds of the 22,000,000 Units sold in the Initial Public Offering, or $8,800,000 in the aggregate. In addition, the underwriters are also entitled to $0.60 per Unit from the gross proceeds of the Units sold pursuant to the over-allotment option, or $1,980,000. The deferred commissions will be released to Clear Street for its own account concurrently with completion of an initial Business Combination, but such deferred commissions shall be due and payable, with respect to up to 75% of such deferred commissions, in the Company’s sole discretion.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of December 31, 2025.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Daniel G. Cohen*	56	Chief Executive Officer and Chairman of the Board
Katherine E. Fleming	59	Vice Chairman of the Board
R. Maxwell Smeal	36	Chief Financial Officer
Emmanuelle Cohen*	26	Chief Operating Officer
Walter T. Beach	59	Director
Phoebe A. Saatchi	31	Director
Yassir Benjelloun-Touimi	55	Director
Daniela B. Loftus	30	Director

*	Mr. Cohen is the father of Ms. Cohen.

Daniel G. Cohen has served as our Chief Executive Officer and Chairman of the board of directors since August 2025. Since May 2022, Mr. Cohen has served as the Executive Chairman of the Board of Directors of Cohen & Company Inc. (NYSE American: COHN), a financial services company, and as Executive Chairman of the Board of Managers of its operating subsidiary, Cohen & Company, LLC. He currently serves as Chairman of the Board of Directors of Cohen Circle Acquisition Corp. II (Nasdaq: CCII), and has also served as a managing member of the general partner of Cohen Circle FinTech Ventures, L.P., a fintech focused venture capital fund, since January 2023. Mr. Cohen served as Chairman of the Board of Directors of COHN and of the Board of Managers of Cohen & Company, LLC from February 2018 until May 2022, and as President and Chief Executive of COHN’s European Business from September 2013 until May 2022. From September 2013 until May 2022, Mr. Cohen also served as President, a director and the Chief Investment Officer of COHN’s former indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), an investment advisor and broker dealer that was formerly regulated by the Financial Conduct Authority and focused on the European capital markets. Mr. Cohen served as Vice Chairman of the Board of Directors of COHN and of the Board of Managers of Cohen & Company, LLC from September 2013 to February 2018. Mr. Cohen also served as the Chief Executive Officer and Chief Investment Officer of COHN from December 2009 to September 2013 and as its Chairman of the Board of Directors from October 2006 to September 2013. Mr. Cohen served as the executive Chairman of COHN from October 2006 to December 2009. In addition, Mr. Cohen served as the Chairman of the Board of Managers of Cohen & Company, LLC from 2001 to September 2013, as the Chief Investment Officer of Cohen & Company, LLC from October 2008 to September 2013, and as Chief Executive Officer of Cohen & Company, LLC from December 2009 to September 2013. Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), COHN’s indirect broker dealer subsidiary (“JVB”), from July 2012 to September 2013. He also served as the Chairman of the Board of INSU I from December 2018 until the INSU I Acquisition in October 2020, and as the Chairman of the Board of INSU II from January 2019 until the INSU II Acquisition in February 2021. He was the Chairman of Bancorp and Chairman of the Executive Committee of Bancorp’s board of directors from the company’s inception in1999 to October 2021. Mr. Cohen served as Vice-Chairman of Bancorp Bank’s board of directors and Chairman of its Executive Committee from the company’s inception in 1999 until October 2021. Mr. Cohen also served as Chairman of Bancorp Bank’s board of directors from September 2000 to November 2003 and, from July 2000 to September 2000, was Bancorp Bank’s Chief Executive Officer. Mr. Cohen served as the Chief Executive Officer of FinTech IV from May 2019 until the FinTech IV Acquisition, at which time he became a director of Perella Weinberg Partners (NASDAQ: PWP), the successor to FinTech IV, until April 2023. Mr. Cohen previously served as Chief Executive Officer of FinTech V from October 2020 to December 2022, as a director and Chief Executive Officer of FinTech II from May 2015 until July 2018 and as Chief Executive Officer of FinTech III from March 2017 to October 2020. He also previously served as a director of FinTech I from November 2013 until July 2016, as FinTech I’s President and Chief Executive Officer from August 2014 until July 2016, and as FinTech I’s Executive Vice President from July 2014 through August 2014. Mr. Cohen was also previously Chief Executive Officer of RAIT Financial Trust from December 2006, when it merged with Taberna Realty Finance Trust (“Taberna”), to February 2009, and served as a trustee from the date RAIT acquired Taberna until his resignation from that position in February 2010. Mr. Cohen was Chairman of the board of trustees of Taberna from its inception in March 2005 until its December 2006 acquisition by RAIT, and its Chief Executive Officer from March 2005 to December 2006. Mr. Cohen is a member of the Academy of the University of Pennsylvania, a member of the Visiting Committees for the Humanities and a member of the Paris Center of the University of Chicago. Mr. Cohen is also a Trustee of List College. Our board has determined that Mr. Cohen’s extensive experience in the financial services industry generally, as well as extensive experience in operating financial services companies in a public company environment, qualifies him to serve as a member of our board of directors.

Dr. Katherine E. Fleming has served as Vice Chairman of the board of directors since January 2026. Since March 2023, Dr. Fleming has served as a director of AudioEye, Inc., a digital accessibility platform delivering website accessibility for individuals with disabilities (Nasdaq: AEYE). She also currently serves as an independent director at ACCOR S.A., a publicly traded company and France’s largest hospitality group. Dr. Fleming is currently the CEO and President of the J. Paul Getty Trust, and she served as Provost of New York University from 2016 to 2022. At Getty, Dr. Fleming oversees the Trust’s endowment, the activities of its programs, and its strategic priorities. At NYU, she was responsible for allocating financial resources and had oversight of all Deans and Directors. From 2012 to 2016, she served as President of the Board of the University of Piraeus, Greece, and from 2007 to 2011 she directed the Institut Remarque at the Ecole Normale Superieure in Paris. Dr. Fleming was a member of the Board of Advent Technologies Holdings, Inc. (Nasdaq: ADN), a publicly traded company, from the time of its business combination with a SPAC in February 2021 until June 2022. A historian by training, Dr. Fleming earned a B.A. from Barnard College of Columbia University, an M.A. from the University of Chicago and a Ph.D. from the University of California, Berkeley. She is an elected member of the American Academy of Arts and Sciences, a Chevalier in the French Legion of Honor, a commander in the French Order of Arts and Letters, and holds the Silver Cross in the Greek Order of Beneficence. We believe that Dr. Fleming’s extensive financial and scholastic experience, including over fifteen years’ experience in arts and education leadership, qualify her to serve as a director.

R. Maxwell Smeal has been our Chief Financial Officer since August 2025. Since March 2025, Mr. Smeal has served as Chief Financial Officer of Cohen Circle Acquisition Corp. II (Nasdaq: CCII), and, since September 2025, as Chief Financial Officer of BTC Development Corp. (Nasdaq: BDCI). From October 2024 to August 2025, Mr. Smeal served as the Chief Financial Officer of Cohen Circle I. From July 2021 to December 2023 he served as the Head of Finance and since January 2024 he has served as Chief Financial Officer of Cohen Circle, LLC (formerly FinTech Masala, LLC), the parent company of the sponsors of FinTech II, FinTech III, FinTech IV, FinTech V, FinTech VI, FTAC Olympus, FTAC Athena, FTAC Zeus, FTAC Parnassus and FTAC Emerald. Previously, he served as a Director in KPMG LLP’s Deal Advisory practice from October 2019 through July 2021. Prior to being named a Director at KPMG, he served in various roles within KPMG LLP in their Deal Advisory and Audit practices from October 2012 to October 2019. Mr. Smeal has been a Certified Public Accountant since June 2014 and graduated from the Pennsylvania State University with a B.S. in accounting.

Emmanuelle Cohen has served as our Chief Operating Officer since January 2026. Currently, Ms. Cohen serves as the European Representative and a member of the investment team at Cohen Circle, LLC. Ms. Cohen served as Trainee Solicitor at Duane Morris LLP from September 2023 to September 2025, where she practiced litigation, employment, and corporate law. Ms. Cohen’s primary responsibilities included representing commercial and private clients in various litigation proceedings, employment matters, and merger and acquisition transactions. Ms. Cohen holds a Graduate Diploma in Law from the City University of London and a Bachelor of Arts in History from the University of Chicago.

Independent Directors

Walter Beach has served as a director since January 2026. Since April 2025 he has served as an independent director of Titan Acquisition Corp. (Nasdaq:TACH), a special purpose acquisition company. Since 1997, Mr. Beach has been a Managing Director of Beach Investment Counsel, Inc., an investment management firm. Mr. Beach served as a director of Resource Capital Corp. (now Acres Commercial Realty Corp.), a real estate investment trust, from 2005 to 2020. He previously served as a director of both The Bancorp, Inc. (Nasdaq:TBBK) and The Bancorp Bank from 1999 to 2021. Mr. Beach also previously served as a director of FinTech Acquisition Corp. from November 2014 until July 2016 and FinTech Acquisition Corp. II from May 2015 until its July 2018 merger with International Money Express, Inc. He also served as a director of Institutional Financial Markets, Inc. from 2009 to 2013. From 1993 to 1997, he was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm, where he was, beginning in 1994, responsible for the firm’s investment decisions for its principal equity product. As research director, he was one of two major contributors to overall investment management. From 1992 to 1993, he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm. From 1991 to 1992 he was an analyst at Industry Analysis Group, an industry and economic consulting firm. Mr. Beach’s extensive investment experience will bring a valuable perspective on financial strategy, risk management, and long-term growth to the board.

Phoebe A. Saatchi has served as a director since January 2026. Ms. Saatchi is the Co-Founder and Director of Saatchi Yates, a contemporary art gallery based in London. Since founding the gallery in 2020, her work has combined curatorial expertise with a strong understanding of the global art market. She has overseen major exhibitions and transactions across Europe and the United States, working closely with collectors, institutions, and private clients on acquisitions and collection management. Ms. Saatchi received a Upper Second Class Honours degree in Film Studies from the Met Film School in London. Ms. Saatchi’s experience in the intersection of investment and art will provide a broader cultural and financial perspective to the board.

Yassir Benjelloun-Touimi has served as a director since January 2026. Mr. Benjelloun-Touimi is the co-founder and Chief Executive Officer ARTEX AG, a Liechtenstein company operating a trading facility to offer and trade shares in companies that own art masterpieces. He has over 20 years investment banking experience, occupying prominent roles in London investment banks, where he set up ITRAXX at BNP PARIBAS, the first liquid credit index family; and the UBS Price Improvement Network (PIN) for credit default swaps (CDS) platform, where he served as Head of European Credit Trading. He previously served as Head of Credit Arbitrage at Bank of America Merrill Lynch, and served as the Head of Credit at Dalton Strategic Partnership, where he managed complex investment strategies and growth initiatives. Mr. Benjelloun-Touimi also co-founded Alcinous Advisory Capital, a private investment company in Portugal. Mr. Benjelloun-Touimi’s unique combination of investment expertise and international perspective will be invaluable to the board.

Daniela B. Loftus has served as a director since February 2026. In 2020, Ms. Loftus founded This Outfit Does Not Exist, a commercial vehicle for digital fashion content, to which she presently contributes. Ms. Loftus co-founded RED DAO in 2021 and currently serves as a founding member of the digital fashion investment vehicle which has deployed ~$6.4 million into the digital fashion ecosystem through venture investments in startups. From September 2024 to September 2025, Ms. Loftus served as the Chief Commercial Officer of Tribute Brand where she led the strategic arm of the pioneering digital fashion company. In 2022, Ms. Loftus founded and served as the Chief Executive Officer of Draup until 2024 when it was acquired. The company was the first platform for code-based couture, creating algorithmic fashion collections with prominent digital artists. From 2021 to 2023, she was a contributor for The Fabricant, where she hosted a weekly podcast session and wrote industry deep dives. From 2019 to 2022, she served as an Innovation Consultant for Founders Intelligence where she advised executives of Fortune 500 companies on how emerging technology would change the future of their industries. From 2018 to 2022, Ms. Loftus served as a Business Development Manager at Lendledger where she supported the efforts of the open, global network using blockchain technology to solve multi-trillion dollar credit gaps. She received her undergraduate degree from New York University’s Gallatin School of Individualized Study where she graduated Summa Cum Laude major in revolutions and a minor in East Asian Studies. Ms. Loftus’ experience combining fashion and technology brings invaluable insights and contacts to assist the company in identifying targets and closing the company’s initial business combination.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members divided into three classes with only one class of directors being appointed in each year, and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Ms. Saatchi and Ms. Loftus, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Beach and Benjelloun-Touimi, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Cohen and Ms. Fleming, will expire at the third annual meeting of shareholders. Prior to our initial business combination, as long as there are Class B ordinary shares outstanding, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a three-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent shareholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2025.

Board Committees

Audit Committee

We have established an audit committee of the Board of Directors. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Messrs. Beach and Benjelloun-Touimi and Ms. Loftus, each of whom meet the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act, serve as members of our audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

 Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of directors who are “financially literate” as defined under NASDAQ’s listing standards. The NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Global Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Mr. Beach satisfies NASDAQ’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Mr. Beach and Ms. Fleming, each of whom meets the independent director standard under NASDAQ’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Ms. Fleming serves as Chairman of our compensation committee.

The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Other Board Committees

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Beach and Benjelloun-Touimi and Mses. Fleming, Loftus and Saatchi. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our Insider Trading Policy has been filed as Exhibit 19 to this Annual Report.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws, a copy of which is filed as an exhibit to this Annual Report. We will make a printed copy of our code of ethics available to any shareholder who so requests. Requests for a printed copy may be directed to us as follows: Art Technology Acquisition Corp., 2929 Arch Street, Suite 1703, Philadelphia, PA 19104 Attention: Secretary.

Item 11. EXECUTIVE COMPENSATION.

None of our executive officers or directors have received any cash compensation for services rendered. Our independent directors each received, for their services as a director, an indirect interest in 20,000 founder shares through membership interests in our sponsor. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to any of our sponsor, officers or directors, or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account: (i) repayment of loans made to us by our sponsor to cover offering-related and organization expenses, (ii) repayment of loans that our sponsor, members of our management team or any of their respective affiliates may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate or designee of a total of $30,000 per month for office space, utilities, and shared personnel support services, (iv) payments of up to $12,500 per month to R. Maxwell Smeal, our Chief Financial Officer, and up to $8,333 per month to Emmanuelle Cohen, our Chief Operating Officer, (v) at the closing of our initial business combination, at the option of our management team, a customary advisory fee, finder’s fee and/or success fee, to a person or entity associated with certain of our officers and directors, in an amount that constitutes a market standard advisory fee for comparable transactions and services provided; and (vii) to reimburse for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination. Our audit committee will review on a quarterly basis all payments made by us to our sponsor, officers or directors or any of their controlled affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 13, 2026, by :

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our named executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

The table below represents beneficial ownership of our Class A ordinary shares and Class B ordinary shares and is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. The table does not reflect record or beneficial ownership of any outstanding warrants as no warrants are exercisable within 60 days.

The beneficial ownership of the Company’s voting ordinary shares is based on 26,125,000 Class A ordinary shares and 8,708,333 Class B ordinary shares outstanding, except as otherwise indicated.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Combined Voting Power(2)
Name and Address of Beneficial Owners	Number	% of class	Number	% of class	Number	% of class
Directors and Executive Officers:(1)
Daniel G. Cohen(2)	530,000	2.0%	8,608,333	98.9%	9,138,333	26.2%
Katherine E. Fleming	–	–	–	–	–	–
R. Maxwell Smeal	–	–	–	–	–	–
Emmanuelle Cohen	–	–	–	–	–	–
Walter T. Beach	–	–	–	–	–	–
Phoebe A. Saatchi	–	–	–	–	–	–
Yassir Benjelloun-Touimi	–	–	–	–	–	–
Daniela B. Loftus	–	–	–	–	–	–
All directors and executive officers as a group (eight individuals)(3)	530,000	2.0%	8,608,333	98.9%	9,138,333	26.2%

5% or Greater Beneficial Owners:
Tenor Capital Management Company, L.P. (5)	1,500,000	5.7%	–	–	1,500,000	4.3%
Linden Capital L.P. (6)	1,600,000	6.1%	–	–	1,600,000	4.6%

Art Technology Sponsor, LLC(3)(4)	530,000	2.0%	2,750,000	31.6%	3,280,000	9.4%
Art Technology Advisors, LLC(3)	–	–	5,858,333	67.3%	5,858,333	16.8%

*	Less than 1 percent.
1.	Unless otherwise noted, the business address of each of the following individuals is c/o Art Technology Acquisition Corp., 2929 Arch Street, Suite 1703, Philadelphia, PA 19104.
2.	Shares are held directly by Art Technology Sponsor, LLC (530,000 Class A ordinary shares and 2,750,000 Class B ordinary shares) and Art Technology Advisors, LLC (5,858,333 Class B ordinary shares), each of which is managed by Daniel Cohen. Mr. Cohen disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.
3.	Shares are held directly by Art Technology Sponsor, LLC and Art Technology Advisors, LLC, each of which is managed by Daniel Cohen. Our independent directors received an indirect interest in an aggregate of 20,000 founder shares each for their service as a director through membership interests in our sponsor. Our officers and directors are members of our sponsor, but none has any voting or investment power over the shares held by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
4.	The non-managing sponsor investors, indirectly through sponsor membership interests, hold an aggregate of 530,000 placement units and an aggregate of approximately 2,650,000 founder shares, in each case held directly by the sponsor. The non-managing sponsor investors have not been granted any shareholder or other rights in addition to those afforded to our other public shareholders, and have only been issued membership interests in one of the sponsor entities, with no right to control the sponsor or vote or dispose of any securities held by the sponsor, including the founder shares held by the sponsor.
5.	Based on a Schedule 13G filed on January 9, 2026 by Tenor Capital Management Company, L.P. (“Tenor Capital”), Tenor Opportunity Master Fund, Ltd. (the “Master Fund”), and Robin Shah. The units are held by the Master Fund. Tenor Capital serves as the investment manager to the Master Fund. Robin Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. By virtue of these relationships, the reporting persons may be deemed to have shared voting and dispositive power with respect to the ordinary shares in the form of units owned directly by the Master Fund. The business address of each reporting person is 810 Seventh Avenue, Suite 1905, New York, NY 10019.
6.	Based on a Schedule 13G filed on January 12, 2026 by Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”); Linden GP LLC, a Delaware limited liability company (“Linden GP”); Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”); and Siu Min (Joe) Wong (“Mr. Wong”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the ordinary shares held directly by Linden Capital. Linden Advisors is the investment manager of Linden Capital. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the ordinary shares held directly by Linden Capital. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. We have filed our code of ethics as an exhibit to this Annual Report.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that commonly renders valuation opinions, that our initial business combination is fair to our company from a financial point of view.

Founder shares

On September 10, 2025, our sponsor paid certain offering costs totaling $25,000. On August 27, 2025, we entered into a share subscription agreement with our sponsor resulting in our sponsor holding an aggregate of 8,650,000 founder shares. In September 2025, we issued an additional 50,000 founder shares to the sponsor, and in October 2025, we issued an additional 8,333 founder shares to the sponsor, for a total of 8,708,333 founder shares outstanding. The number of founder shares was determined based on the expectation that the founder shares would represent 25% of the aggregate of our founder shares, the placement shares and our issued and outstanding public shares after the initial public offering.

Our initial holders, sponsor and our management team have agreed not to transfer, assign or sell any founder shares (except to permitted transferees), until the earlier of: (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, the letter agreement provides that, in connection with an initial business combination, the initial holders may transfer, assign or sell their founder shares with our consent to any person or entity that agrees in writing to be bound by the transfer restrictions set forth in the prior sentence, and any such transferee shall be a permitted transferee under the letter agreement.

Private Placement

Simultaneously with the initial public offering, our sponsor and Clear Street purchased in a private placement an aggregate of 825,000 placement units for an aggregate purchase price of $8.25 million. Of the placement units purchased by the sponsor, the non-managing sponsor investors purchased, indirectly through the purchase of non-managing sponsor membership interests, an aggregate of 530,000 placement units. As a result, the sponsor issued additional membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of approximately 2,650,000 founder shares held by the sponsor. In addition, the sponsor forfeited 100,000 founder shares and we issued to Clear Street 100,000 founder shares at the closing of the initial public offering. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate a business combination within the completion window.

The placement warrants underlying the placement units are identical to the warrants sold as part of the units in the initial public offering except that: (1) they will not be redeemable by us; (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights. In addition, with respect to placement warrants held by Clear Street and/or its designees, such placement warrants will be subject to the lock-up and registration rights limitations imposed by FINRA Rule 5110 and the placement warrants will not be exercisable more than five years from the commencement of sales in the initial public offering in accordance with FINRA Rule 5110(g)(8).

Promissory Note — Related Party

On August 27, 2025, we issued an unsecured promissory note to the sponsor (the “Promissory Note”), pursuant to which we could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2026 or (ii) the consummation of the initial public offering. We repaid the outstanding balance of the Promissory Note (amounting to $194,453) at the closing of the initial public offering on January 7, 2026. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor or one of its affiliates may, but are not obligated to, loan us additional funds to fund our additional working capital requirements and transaction costs (“Working Capital Loans”). If we complete a business combination, we may repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the business combination at a price of $10.00 per unit. The units would be identical to the placement units. Prior to the completion of the initial business combination, the Company does not expect to seek loans from parties other than the sponsor or an affiliate of the sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. There were no working capital loans outstanding as of December 31, 2025.

Registration Rights

Pursuant to a registration rights agreement entered into on January 5, 2026, the holders of the founder shares, placement units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of loans made by our sponsor or one of its affiliates, and their permitted transferees, have registration rights to require us to register a sale of any of our securities held by them (in the case of the founder shares, only after conversion to our Class A ordinary shares). These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. Notwithstanding the foregoing, Clear Street and/or its designees may not exercise their demand and “piggyback” registration rights after five and seven years from the commencement of sales of the initial public offering and may not exercise their demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services

Commencing on January 6, 2026, we pay an amount equal to $30,000 per month to our sponsor or its affiliate or designee for certain office space, utilities, and shared personnel support services provided to us. Upon completion of a business combination or its liquidation, the Company will cease paying these monthly fees.

Service Agreement

The Company has agreed, commencing on October 1, 2025 through the earlier of the Company’s consummation of a business combination or its liquidation, to pay its Chief Operating Officer up to $8,333 per month. In addition, the Company has agreed, commencing on January 5, 2026 through the earlier of the Company’s consummation of a business combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month.

Trust Account Indemnification

Art Technology Sponsor, LLC has agreed that, if the trust account is liquidated without the consummation of a business combination, it will indemnify us to the extent any claims by a third party for services rendered or products sold to us, or any claims by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except for any claims by any third party who executed a waiver of any and all rights to seek access to the trust account, regardless of whether such waiver is enforceable, and except for claims arising from our obligation to indemnify the underwriters of the initial public offering pursuant to the underwriting agreement. We have not independently verified whether Art Technology Sponsor, LLC has sufficient funds to satisfy its indemnity obligations, we have not asked Art Technology Sponsor, LLC to reserve for such obligations and it may not be able to satisfy those obligations. We believe the likelihood of Art Technology Sponsor, LLC having to indemnify the trust account is limited because we endeavor to have all third parties that provide products or services to us and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

In addition, members of our management team and our board of directors directly or indirectly own founder shares and/or placement units, as set forth in “Principal Shareholders,” and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entities. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such other entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination. See “Risk Factors — Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.” Accordingly, if any of our directors or officers become aware of a business combination opportunity which is suitable for any of the entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law.

Additionally, if members of our management team form other special purpose acquisition companies similar to ours or pursue other business or investment ventures during the period in which we are seeking an initial business combination, the consideration paid, terms, conditions and timing relating to the business combinations of such other special purpose acquisition companies or ventures, and the level of attention paid to by members of our management team to them versus the level of attention paid to us may conflict in a way that is unfavorable to us. Consequently, our directors’ and executive officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest, which could negatively impact the timing for a business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Each of the holders of the founder shares and placement units has agreed that his, her or its founder shares and placement shares, as applicable, will be subject to transfer restrictions and that he, she or it will not sell or transfer such shares until the applicable forfeiture provisions no longer apply. Holders of founder shares and placement shares have agreed to waive their redemption rights with respect to their founder shares and placement shares, as applicable, (i) in connection with the consummation of a business combination, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window and (iii) if we fail to consummate a business combination within the completion window or if we liquidate prior to the expiration of the completion window. Our sponsor, officers and directors have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window. However, our sponsor, officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the completion window. To the extent our holders of founder shares or placement shares transfer any of these securities to certain permitted transferees, such permitted transferees will agree, as a condition to such transfer, to waive these same redemption rights. If we do not complete our initial business combination within the completion window, the portion of the proceeds of the sale of the placement units placed into the trust account will be used to fund the redemption of our public shares. There will be no redemption rights or liquidating distributions with respect to our founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate an initial business combination within the completion window. Except as described above, the founder shares, placement units and their underlying securities will not be transferable, assignable or salable.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Prior to or in connection with the completion of our initial business combination, there may be payment by the company to any of our sponsor, officers or directors, or any of their respective affiliates, of consulting fees, finder’s fees, advisory fees or success fees for any services they render in order to effectuate the completion of our initial business combination, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account. See “Risk Factors — We may engage one or more affiliates of our sponsor, officers or directors or their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.”

●	our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Our sponsor has invested in us an aggregate of $5,325,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.003 per share) and the $5,300,000 purchase price for the placement units (or $10.00 per unit). The placement warrants underlying the placement units may be exercised cashlessly. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our sponsor were required to pay cash to exercise the placement warrants.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Affiliation
Daniel G. Cohen	Cohen Circle, LLC Cohen & Company, Inc. Cohen & Company, LLC J.V.B. Financial Group, LLC Cohen Circle FinTech Ventures, L.P. Cohen Circle Acquisition Corp. II	Co-Founder Executive Chairman Executive Chairman Affiliate Managing Member Chairman

Emmanuelle Cohen	Cohen Circle, LLC	European Representative

R. Maxwell Smeal	Cohen Circle, LLC BTC Development Corp. Cohen Circle Acquisition Corp. II Cohen Circle FinTech Ventures, L.P. Radiate Capital Fund, L.P.	Chief Financial Officer Chief Financial Officer Chief Financial Officer Chief Financial Officer Chief Financial Officer

Katherine E. Fleming	AudioEye, Inc. ACCOR S.A. J. Paul Getty Trust	Director Director CEO and President

Walter T. Beach	Titan Acquisition Corp. Beach Investment Counsel	Director Managing Director

Phoebe A. Saatchi	Saatchi Yates	Co-Founder and Director

Yassir Benjelloun-Touimi	ARTEX AG	Co-Founder and Chief Executive Officer
	Alcinous Advisory Capital	Co-Founder
Daniela B. Loftus	This Outfit Does Not Exist RED DAO	Founder Founding Member

(1)	Each of the entities listed in this table may have priority and preference relative to our company with respect to the performance by each individual listed in this table of his or her obligations and the presentation by each such individual of business opportunities.

Our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination. In addition, until we consummate our initial business combination, affiliates of our sponsor, and our officers and directors may also participate in the formation of, or become an officer or director of, another special purpose acquisition company.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and/or placement shares held by them (and their permitted transferees will agree), and any public shares purchased during or after the initial public offering, in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase in the initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors have the same rights to the funds held in the trust account with respect to any public shares they purchase as the rights afforded to our other public shareholders. Regardless of the number of units, if any, the non-managing sponsor investors purchased in the initial public offering or thereafter, they will have different interests than our other public shareholders, and will be incentivized to vote their public shares in favor of a business combination due to their indirect ownership through the sponsor of founder shares, and placement shares and placement warrants issued as part of the placement units.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Messrs. Beach and Benjelloun-Touimi and Mses. Fleming, Loftus and Saatchi  are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acted as our independent registered public accounting firm for the period from August 22, 2025 (inception) through December 31, 2025. The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered or to be rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, the initial public offering and other required filings with the SEC for the period from August 22, 2025 (inception) through December 31, 2025 totaled $98,500.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related services for the period from August 22, 2025 (inception) through December 31, 2025.

Tax Fees

For the period from August 22, 2025 (inception) through December 31, 2025, Withum did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

We did not pay Withum for other services for the period from August 22, 2025 (inception) through December 31, 2025.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee was formed upon the consummation of the initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements:

(2)	Financial Statements Schedules:

None.

(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. Copies of the exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

ART TECHNOLOGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of

Art Technology Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Art Technology Acquisition Corp. (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholder’s deficit, and cash flows for the period from August 22, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from August 22, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the "PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2025.

New York, New York

March 17, 2026

PCAOB ID Number 100

ART TECHNOLOGY ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2025

ASSETS
Current assets
Prepaid expenses	$35,440
Total current assets	35,440
Deferred offering costs	259,459
TOTAL ASSETS	$294,899

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Accrued expenses	$30,505
Accrued offering costs	162,360
Promissory note – related party	194,453
Total current liabilities	387,318

Commitments and contingencies (Note 6)

SHAREHOLDER’S DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,708,333 shares issued and outstanding (1)	871
Additional paid-in capital	24,129
Accumulated deficit	(117,419)
TOTAL SHAREHOLDER’S DEFICIT	(92,419)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$294,899

(1)	Includes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 26, 2026, the underwriters exercised their over-allotment option in full, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture. (see Notes 5 and 9).

The accompanying notes are an integral part of the financial statements.

ART TECHNOLOGY ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 22, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Formation, general, and administrative costs	$117,419
Loss from operations	(117,419)

Net loss	$(117,419)

Basic and diluted weighted average Class B ordinary shares outstanding (1)	7,608,333
Basic and diluted net loss per Class B ordinary share	$(0.02)

(1)	Excludes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 26, 2026, the underwriters exercised their over-allotment option in full, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture. (see Notes 5 and 9.

The accompanying notes are an integral part of the financial statements.

ART TECHNOLOGY ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM AUGUST 22, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — August 22, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares (1)	—	—	8,708,333	871	24,129	—	25,000

Net loss	—	—	—	—	—	(117,419)	(117,419)

Balance – December 31, 2025	—	$—	8,708,333	$871	$24,129	$(117,419)	$(92,419)

(1)	Includes up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 26, 2026, the underwriters exercised their over-allotment option in full, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture. (see Notes 5 and 9).

The accompanying notes are an integral part of the financial statements.

ART TECHNOLOGY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 22, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash flow from operating activities:
Net loss	$(117,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	86,914
Changes in operating assets and liabilities:
Accrued expenses	30,505
Net cash used in operating activities	—

Net Change in Cash	—
Cash at beginning of period	—
Cash at end of period	$—

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$162,360
Deferred offering costs paid through promissory note – related party	$82,099
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$15,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$10,000
Prepaid expenses paid through promissory note – related party	$25,440

The accompanying notes are an integral part of the financial statements.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Art Technology Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 22, 2025 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from August 22, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 5, 2026. On January 7, 2026, the Company consummated the Initial Public Offering of 22,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $220,000,000. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 825,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Art Technology Sponsor, LLC (together with Art Technology Advisors, LLC, collectively, the “Sponsor”), and Clear Street LLC (“Clear Street”), the representative of the underwriters, generating gross proceeds of $8,250,000. Each Private Placement Unit consists of one Class A ordinary share (“Placement Share” or, collectively, “Placement Shares”) and one-fourth of one warrant (the “Placement Warrant” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Placement Share at a price of $11.50 per share, subject to adjustment. Of those 825,000 Private Placement Units, the Sponsor purchased 530,000 Private Placement Units and Clear Street purchased 295,000 Private Placement Units.

The Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional Units solely to cover over-allotments, if any. On January 24, 2026, the underwriters fully exercised their over-allotment option, resulting in the sale on January 26, 2026 of an additional 3,300,000 Units for total gross proceeds of $33,000,000, bringing the aggregate gross proceeds of the Initial Public Offering to $253,000,000.

Transaction costs amounted to $15,735,399, consisting of $4,400,000 of cash underwriting fee, $10,780,000 of deferred underwriting commissions, and $555,399 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering, on January 7, 2026 and the subsequent sale of the over-allotment option Units on January 26, 2026, an aggregate amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in (i) U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of permitted withdrawals). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Public Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval, it will proceed with a Business Combination only if it obtains the approval by way of an ordinary resolution under Cayman Islands law, being the affirmative vote of the holders of a simple majority of the issued ordinary shares, voting together as a single class, who, being present and entitled to vote at a general meeting of the Company, vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 5), Placement Shares and Public Shares held by it in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination or if they vote at all.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the prior consent of the Company. The Company may waive this restriction in its sole discretion.

The Sponsor and Clear Street have agreed to waive (i) their redemption rights with respect to any Founder Shares and Placement Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to the Founder Shares and Placement Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for its initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed its initial Business Combination within such 24-month period) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity. However, the Sponsor will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for its initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed its initial Business Combination within such 24-month period). Clear Street will have the same redemption rights as the Public Shareholders with respect to any Public Shares it acquires.

The Company will have until 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for its initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed its initial Business Combination within such 24-month period) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than $10.00 per share.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Liquidity

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from Art Technology Sponsor, LLC of up to $300,000. On January 7, 2026, the Company repaid the total outstanding balance of the Promissory Note amounting to $194,453 (see Note 5 and Note 9). As of December 31, 2025, the Company had no cash and a working capital deficit of $351,878.

Subsequent to the balance sheet date covered by this annual report, on January 7, 2026, the Company consummated the Initial Public Offering of 22,000,000 Units at $10.00 per Unit, generating gross proceeds of $220,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 825,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Clear Street, generating gross proceeds of $8,250,000. As a result of the Initial Public Offering, as of January 7, 2026, the Company had cash of $3,112,042 and working capital of $2,893,382 after depositing $220,000,000 into the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $2,500,000 of such Working Capital Loans may be converted into private placement units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Prior to the completion of the Initial Public Offering and the full exercise by the underwriters of their over-allotment option, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company has completed its Initial Public Offering and the full exercise by the underwriters of their overallotment option, at which time the capital in excess of the funds deposited in Trust Account and used to fund offering expenses was released to the Company for general capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the duration of the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and cash equivalents as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. On January 7, 2026, offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholder’s deficit as Public Warrants and Placement Warrants after management’s evaluation were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,100,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). For the period from August 22, 2025 (inception) through December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Class B ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Warrant Instruments

The Company accounted for the Public Warrants and Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

In the Initial Public Offering on January 7, 2026, the Company sold 22,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). On January 24, 2026, the underwriters fully exercised their over-allotment option, resulting in the sale on January 26, 2026 of an additional 3,300,000 Units for total gross proceeds of $33,000,000, bringing the aggregate gross proceeds of the Initial Public Offering to $253,000,000 (see Note 9).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Art Technology Sponsor, LLC and Clear Street purchased an aggregate of 825,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, or $8,250,000 in the aggregate, in a private placement, of which 530,000 Private Placement Units were purchased by Art Technology Sponsor, LLC and 295,000 Private Placement Units were purchased by Clear Street. Each Private Placement Unit consists of one Placement Share and one-fourth of one Placement Warrant. Each whole Placement Warrant is exercisable to purchase one Placement Share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless. In connection with the consummation of the private placement, Art Technology Sponsor, LLC forfeited 100,000 Class B ordinary shares and Clear Street purchased 100,000 Class B ordinary shares from the Company.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 27, 2025, the Company issued an aggregate of 8,650,000 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from Art Technology Sponsor, LLC to cover certain expenses on behalf of the Company. On September 9, 2025, the Company issued an additional 50,000 Founder Shares to Art Technology Sponsor, LLC, and on October 28, 2025, the Company issued an additional 8,333 Founder Shares to Art Technology Sponsor, LLC, resulting in Art Technology Sponsor, LLC holding a total of 8,708,333 Founder Shares. All share and per-share data has been retroactively presented. The Founder Shares include an aggregate of up to 1,100,000 shares, which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised within the 45-day period following the closing of the Initial Public Offering. The amount of the forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding shares after the Initial Public Offering and the private placement. In connection with the consummation of the private placement, Art Technology Sponsor, LLC forfeited 100,000 Founder Shares and Clear Street purchased 100,000 Founder Shares from the Company. On January 26, 2026, the underwriters exercised their over-allotment option in full (see Note 9), as such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

The Sponsor and Clear Street have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares until the earlier to occur of (A) one year after the completion of the Business Combination; and (B) subsequent to the Business Combination (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Support Agreement

The Company entered into an agreement with Art Technology Sponsor, LLC, commencing on January 6, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Art Technology Sponsor, LLC or its affiliate or designee a total of $30,000 per month for office space, utilities, administrative and shared personnel support services. As of December 31, 2025, no amounts were incurred under this agreement.

Service Agreement

The Company has agreed, commencing on October 1, 2025 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Operating Officer up to $8,333 per month. For the period from August 22, 2025 (inception) through December 31, 2025, the Company incurred and paid $25,000 under this agreement.

In addition, the Company has agreed, commencing on January 5, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. As of December 31, 2025, no amounts were incurred under this agreement.

Promissory Note — Related Party

On August 27, 2025, the Company issued an unsecured promissory note to Art Technology Sponsor, LLC (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000.

The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2026 or (ii) the consummation of the Initial Public Offering. As of December 31, 2025, the Company had outstanding borrowings of $194,453 under the Promissory Note. On January 7, 2026, the Company repaid the total outstanding balance of the Promissory Note amounting to $194,453 (see Note 9). Borrowings under the Promissory Note are no longer available.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds to fund additional working capital requirements and transaction costs (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Middle East conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine, to Israel and other Arab nations, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Middle East conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Furthermore, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Middle East conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the Founder Shares, Private Placement Units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any Class A ordinary shares issuable upon the exercise of the Placement Warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary shares) that may be issued upon conversion of the units issued as part of the Working Capital Loans and Class A ordinary shares issuable upon conversion of the Founder Shares, are entitled to registration rights pursuant to a registration rights agreement signed on January 5, 2026, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have piggyback registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. Notwithstanding the foregoing, Clear Street may not exercise its demand and piggyback registration rights after five (5) and seven (7) years from the commencement of sales of the Initial Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,300,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters did not exercise their over-allotment option at the closing of the Initial Public Offering on January 7, 2026. On January 24, 2026, the underwriters fully exercised their over-allotment option, resulting in the sale on January 26, 2026 of an additional 3,300,000 Units for total gross proceeds of $33,000,000, bringing the aggregate gross proceeds of the Initial Public Offering to $253,000,000.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit or $4,400,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. The underwriters were also entitled to deferred commissions of $0.40 per Unit from the gross proceeds of the 22,000,000 Units sold in the Initial Public Offering, or $8,800,000 in the aggregate. In addition, the underwriters are entitled to $0.60 per Unit from the gross proceeds of the Units sold pursuant to the over-allotment option, or $1,980,000. The deferred commissions will be released to Clear Street for its own account concurrently with completion of an initial Business Combination, but such deferred commissions shall be due and payable, with respect to up to 75% of such deferred commissions, in the Company’s sole discretion.

NOTE 7 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were 8,708,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,100,000 shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised within the 45-day period following the closing of the Initial Public Offering. The amount of the forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the number of Founder Shares will represent 25% of the aggregate Founder Shares, Placement Shares and issued and outstanding Public Shares after the Initial Public Offering and private placement. On January 26, 2026, the underwriters exercised their over-allotment option in full, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

Holders of Class B ordinary shares will vote on the appointment of directors prior to the consummation of a Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares in connection with the consummation of a Business Combination, or at any time and from time to time at the option of the holders thereof, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of all ordinary shares outstanding upon completion of the Initial Public Offering and the private placement plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent shares and warrants underlying units issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Warrants — As of December 31, 2025, there were no Public Warrants and Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any Class A ordinary shares upon exercise of a warrant unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become  effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.    Once the Warrants become exercisable, the Company may redeem the Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is given to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants are exercisable on a cashless basis and are non-redeemable.

NOTE 8 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

December 31, 2025
Prepaid expenses	$35,440
Deferred offering costs	$259,459

For the Period from August 22, 2025 (Inception) through December 31, 2025
Formation, general, and administrative costs	$117,419

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

Formation, general, and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The Company has agreed, commencing on January 5, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. In addition, the Company entered into an agreement with Art Technology Sponsor, LLC, commencing on January 6, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Art Technology Sponsor, LLC or its affiliate or designee a total of $30,000 per month for office space, utilities, administrative and shared personnel support services.

On January 7, 2026, the Company consummated the Initial Public Offering of 22,000,000 Units at $10.00 per Unit, generating gross proceeds of $220,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 825,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Clear Street, generating gross proceeds of $8,250,000. Of those 825,000 Private Placement Units, the Sponsor purchased 530,000 Private Placement Units and Clear Street purchased 295,000 Private Placement Units.

In connection with the closing of the Initial Public Offering, the underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4,400,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. The underwriters were also entitled to deferred commissions of $0.40 per Unit from the gross proceeds of the 22,000,000 Units sold in the Initial Public Offering, or $8,800,000 in the aggregate. In addition, the underwriters are entitled to $0.60 per Unit from the gross proceeds of the Units sold pursuant to the over-allotment option, or $1,980,000. The deferred commissions will be released to Clear Street for its own account concurrently with completion of an initial Business Combination, but such deferred commissions shall be due and payable, with respect to up to 75% of such deferred commissions, in the Company’s sole discretion.

On January 7, 2026, the Company repaid the total outstanding balance of the Promissory Note amounting to $194,453. Borrowings under the Promissory Note are no longer available.

On January 24, 2026, the underwriters fully exercised their over-allotment option, resulting in the sale on January 26, 2026 of an additional 3,300,000 Units for total gross proceeds of $33,000,000, bringing the aggregate gross proceeds of the Initial Public Offering to $253,000,000. As a result of the over-allotment option exercise by the underwriters, the 1,100,000 Founder Shares are no longer subject to forfeiture.

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 5, 2026, between the Company and Clear Street LLC (1)
3.1	Memorandum and Articles of Association(2)
3.2	Amended and Restated Memorandum and Articles of Association, filed with the Cayman Islands General Registry on January 5, 2026(2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (included on Exhibit 4.4)
4.4	Warrant Agreement, dated January 5, 2026, by and between Continental Stock Transfer & Trust Company and the Company (1)
4.5*	Art Technology Acquisition Corp. Description of Securities
10.1	Letter Agreement, dated January 5, 2026, by and among the Company and certain security holders, officers and directors of the Company (1)
10.2	Investment Management Trust Agreement, dated January 5, 2026, by and between the Company and Continental Stock Transfer & Trust Company (1)
10.3	Registration Rights Agreement, dated January 5, 2026, by and among the Company and certain security holders of the Company (1)
10.4	Placement Unit Subscription Agreement, dated January 5, 2026 by and between the Company and Art Technology Sponsor, LLC (1)
10.5	Placement Securities Subscription Agreement, dated January 5, 2026 by and between the Company and Clear Street LLC (1)
10.6	Administrative Services Agreement, dated January 5, 2026, by and between the Company and Art Technology Sponsor, LLC (1)
10.7	Form of Indemnity Agreement (1)
10.8	Securities Subscription Agreement, dated August 27, 2025, between the Company and Art Technology Sponsor, LLC (2)
14.1	Code of Ethics(2)
19*	Insider Trading Policies and Procedures
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97*	Policy Related to Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 8, 2026
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-291966)

Item 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART TECHNOLOGY ACQUISITION CORP.

Dated: March 17, 2026	/s/ Daniel G. Cohen
Daniel G. Cohen
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel G. Cohen	Chief Executive Officer and Chairman of the Board	March 17, 2026
Daniel G. Cohen	(Principal Executive Officer)

/s/ R. Maxwell Smeal	Chief Financial Officer	March 17, 2026
R. Maxwell Smeal	(Principal Financial and Accounting Officer)

/s/ Katherine E. Fleming	Vice Chairman of the Board	March 17, 2026
Katherine E. Fleming

/s/ Walter T. Beach	Director	March 17, 2026
Walter T. Beach

/s/ Phoebe A. Saatchi	Director	March 17, 2026
Phoebe A. Saatchi

/s/ Yassir Benjelloun-Touimi	Director	March 17, 2026
Yassir Benjelloun-Touimi