Form 10-Q
period 2026-03-31
Art Technology Acquisition Corp.
filed 2026-05-12
CIK 2086545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43040

ART TECHNOLOGY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1881297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, Suite 1703 Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (267) 703-4396

Not Applicable

(Former name or former address, if changed since last report)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 12, 2026, there were 26,125,000 Class A ordinary shares, $0.0001 par value and 8,708,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ART TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ART TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$2,609,277	$—
Prepaid expenses	168,927	35,440
Total current assets	2,778,204	35,440
Deferred offering costs	—	259,459
Long-term prepaid insurance	56,250	—
Marketable securities held in Trust Account	254,990,838	—
Total Assets	$257,825,292	$294,899

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$162,360
Accrued expenses	56,908	30,505
Promissory note – related party	—	194,453
Total current liabilities	131,908	387,318
Deferred underwriting fee	10,780,000	—
Total Liabilities	10,911,908	387,318

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 25,300,000 and no shares at $10.08 and $0 per share redemption value as of March 31, 2026 and December 31, 2025, respectively	254,990,838	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 825,000 and no shares issued and outstanding (excluding 25,300,000 and no shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	82	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,708,333 shares issued and outstanding as of March 31, 2026 and December 31, 2025	871	871
Additional paid-in capital	—	24,129
Accumulated deficit	(8,078,407)	(117,419)
Total Shareholders’ Deficit	(8,077,454)	(92,419)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$257,825,292	$294,899

The accompanying notes are an integral part of these unaudited condensed financial statements.

ART TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$500,636
Loss from operations	(500,636)

Other income:
Interest earned on marketable securities held in Trust Account	1,990,838

Net income	$1,490,202

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,659,270

Basic and diluted net income per share, Class A ordinary shares	$0.05

Basic weighted average shares outstanding, Class B ordinary shares	8,399,344

Basic net income per share, Class B ordinary shares	$0.05

Diluted weighted average shares outstanding, Class B ordinary shares	8,708,333

Diluted net income per share, Class B ordinary shares	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

ART TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	8,708,333	$871	$24,129	$(117,419)	$(92,419)

Accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	(9,859,163)	(9,451,190)	(19,310,353)

Sale of 825,000 Private Placement Units	825,000	82	—	—	8,249,918	—	8,250,000

Fair value of Public Warrants at issuance	—	—	—	—	1,707,750	—	1,707,750

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(123,634)	—	(123,634)

Purchase of 100,000 founder shares by Clear Street	—	—	—	—	1,000	—	1,000

Net income	—	—	—	—	—	1,490,202	1,490,202

Balance – March 31, 2026	825,000	$82	8,708,333	$871	$—	$(8,078,407)	$(8,077,454)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ART TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,490,202
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,990,838)
Changes in operating assets and liabilities:
Prepaid expenses	(143,487)
Accrued expenses	26,403
Long-term prepaid insurance	(56,250)
Net cash used in operating activities	(673,970)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Clear Street	1,000
Proceeds from sale of Units, net of underwriting discounts paid	248,600,000
Proceeds from sale of Private Placement Units	8,250,000
Repayment of promissory note – related party	(194,453)
Payment of offering costs	(373,300)
Net cash provided by financing activities	256,283,247

Net Change in Cash	2,609,277
Cash – Beginning of period	—
Cash – End of period	$2,609,277

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$81,360
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$10,000
Deferred underwriting fee payable	$10,780,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from August 22, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Following the closing of the Initial Public Offering, on January 7, 2026 and the over-allotment on January 26, 2026 an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in (i) U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The Company will have 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for its initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed its initial Business Combination within such 24-month period) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00 per share.

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Liquidity and Capital Resources

The Company’s liquidity needs up to January 7, 2026 had been satisfied through the loan under an unsecured promissory note from Art Technology Sponsor, LLC of up to $300,000. On January 7, 2026, the Company repaid the total outstanding balance of the Promissory Note amounting to $194,453 (see Note 5). As of March 31, 2026, the Company had cash of $2,609,277 and working capital surplus of $2,646,296.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $2,500,000 of such Working Capital Loans may be converted into private placement units at the option of the lender upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

To fund working capital, the Company has permitted withdrawals available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering and the exercise of the over-allotment option. For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Company withdrew $0 in interest from the Trust Account for working capital purposes.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Unaudited Condensed Financial Statements—Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the duration of the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 17, 2026, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on January 13, 2026 and January 29, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,609,277 and $0 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2026, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S.Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. There were no assets in the Trust Account as of December 31, 2025.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

To fund working capital, the Company has permitted withdrawals available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering and the exercise of the over-allotment option. For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Company withdrew $0 in interest from the Trust Account for working capital purposes.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public Warrants and Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(1,707,750)
Public Shares issuance costs	(15,611,765)
Plus:
Remeasurement of carrying value to redemption value	19,310,353
Class A ordinary shares subject to possible redemption, March 31, 2026	$254,990,838

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata among the outstanding shares. Net income per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted net income per ordinary share does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 6,531,250 Class A ordinary shares in the calculation of diluted net income per ordinary share, because in the calculation of diluted net income per ordinary share, their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three months ended March 31, 2026. All accretions associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026
	Class A	Class B
	Ordinary Shares	Ordinary Shares
Basic net income per share:
Numerator:
Allocation of net income	$1,099,770	$390,432
Denominator:
Weighted-average shares outstanding	23,659,270	8,399,344
Basic net income per share	$0.05	$0.05

	For the Three Months Ended March 31, 2026
	Class A	Class B
	Ordinary Shares	Ordinary Shares
Diluted net income per share:
Numerator:
Allocation of net income	$1,089,271	$400,931
Denominator:
Weighted-average shares outstanding	23,659,270	8,708,333
Diluted net income per share	$0.05	$0.05

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, Art Technology Sponsor, LLC and Clear Street purchased an aggregate of 825,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, or $8,250,000 in the aggregate, in a private placement, of which 530,000 Private Placement Units were purchased by Art Technology Sponsor, LLC and 295,000 Private Placement Units were purchased by Clear Street. Each Private Placement Unit consists of one Placement Share and one-fourth of one Placement Warrant. Each whole Placement Warrant is exercisable to purchase one Placement Share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the sale of the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless. In connection with the consummation of the private placement, Art Technology Sponsor, LLC forfeited 100,000 Class B ordinary shares and Clear Street purchased 100,000 Class B ordinary shares from the Company.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 27, 2025, the Company issued an aggregate of 8,650,000 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from Art Technology Sponsor, LLC to cover certain expenses on behalf of the Company. On September 9, 2025, the Company issued an additional 50,000 Founder Shares to Art Technology Sponsor, LLC, and on October 28, 2025, the Company issued an additional 8,333 Founder Shares to Art Technology Sponsor, LLC, resulting in Art Technology Sponsor, LLC holding a total of 8,708,333 Founder Shares. All share and per share data has been retroactively presented. The Founder Shares included an aggregate of up to 1,100,000 shares, which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised within the 45-day period following the closing of the Initial Public Offering. The amount of the forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding shares after the Initial Public Offering and the private placement. In connection with the consummation of the private placement, Art Technology Sponsor, LLC forfeited 100,000 Founder Shares and Clear Street purchased 100,000 Founder Shares from the Company. On January 26, 2026, the underwriters exercised their over-allotment option in full, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement with Art Technology Sponsor, LLC, commencing on January 6, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Art Technology Sponsor, LLC or its affiliate or designee a total of $30,000 per month for office space, utilities, administrative and shared personnel support services. For the three months ended March 31, 2026, the Company incurred and paid $90,000 in fees for these services.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Service Agreement

The Company has agreed, commencing on October 1, 2025 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Operating Officer up to $8,333 per month. For the three months ended March 31, 2026, the Company incurred and paid $25,000 in fees for these services, of which such amount is recorded within general and administrative fees on the accompanying unaudited condensed statement of operations.

In addition, the Company has agreed, commencing on January 5, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. For the three months ended March 31, 2026, the Company incurred $37,500 in fees for these services, of which such amount is recorded within general and administrative fees on the accompanying unaudited condensed statement of operations. Of these fees, $29,667 were paid and $7,833 are included in the accrued expenses line in the accompanying unaudited condensed balance sheets.

Promissory Note — Related Party

On August 27, 2025, the Company issued an unsecured promissory note to Art Technology Sponsor, LLC (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000.

The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2026 or (ii) the consummation of the Initial Public Offering. The Company borrowed a total of $194,453 under the Promissory Note, which was repaid at the closing of the Initial Public Offering on January 7, 2026. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds to fund additional working capital requirements and transaction costs (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible at the option of the lender into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Middle East conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Middle East conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 825,000 and no shares of Class A ordinary shares issued and outstanding (excluding 25,300,000 and no shares subject to possible redemption), respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 8,708,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,100,000 shares were subject to forfeiture as of December 31, 2025 depending on the extent to which the underwriters’ over-allotment option was exercised within the 45-day period following the closing of the Initial Public Offering. The amount of the forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the number of Founder Shares will represent 25% of the aggregate Founder Shares, Placement Shares and issued and outstanding Public Shares after the Initial Public Offering and private placement. On January 26, 2026, the underwriters exercised their over-allotment option in full, as such, the 1,100,000 Founder Shares were no longer subject to forfeiture as of March 31, 2026.

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

Warrants — As of March 31, 2026, there were 6,531,250 Warrants outstanding, including 6,325,000 Public Warrants and 206,250 Placement Warrants. At December 31, 2025, there were no Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 8 — FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Warrants is $1,707,750 or $0.27 per Public Warrant. The fair value of Public Warrants was determined using a binomial or lattice model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

January 7, 2026
Volatility	20.0%
Risk free rate	3.7%
Dividend yield	0.0%
Share price	$9.92
Exercise price	$11.50
Term	5.5
Probability of Business Combination	15.0%

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$254,990,838	$—

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Marketable securities held in Trust Account	$254,990,838	$—
Cash	$2,609,277	$—

For the Three Months Ended March 31, 2026
General and administrative costs	$500,636
Interest earned on marketable securities held in Trust Account	$1,990,838

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative fees, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Art Technology Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer collectively to Art Technology Sponsor, LLC and Art Technology Advisors, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on August 22, 2025 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 22, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,490,202, which consists of general and administrative costs of $500,636, offset by interest earned on marketable securities held in Trust Account of $1,990,838.

Liquidity and Capital Resources

On January 7, 2026, we consummated the Initial Public Offering of 22,000,000 Units at $10.00 per Unit, generating gross proceeds of $220,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 825,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and the representative of the underwriters, generating gross proceeds of $8,250,000.

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

For the three months ended March 31, 2026, cash used in operating activities was $673,970. Net income of $1,490,202 was affected by interest income on marketable securities held in Trust Account of $1,990,838. Changes in operating assets and liabilities used $173,334 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $254,990,838 (including approximately $1,990,838 of interest ) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account for permitted withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

 As of March 31, 2026, we had cash of $2,609,277. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such Working Capital Loans may be convertible at the option of the lender into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026, there were no amounts outstanding under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

The Company entered into an agreement with Art Technology Sponsor, LLC, commencing on January 6, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Art Technology Sponsor, LLC or its affiliate or designee a total of $30,000 per month for office space, utilities, administrative and shared personnel support services. For the three months ended March 31, 2026, we incurred and paid $90,000 under this agreement.

Service Agreements

The Company has agreed, commencing on October 1, 2025 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Operating Officer up to $8,333 per month. For the three months ended March 31, 2026, the Company incurred and paid $25,000 under this agreement.

In addition, the Company has agreed, commencing on January 5, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. For the three months ended March 31, 2026, the Company incurred $37,500 in fees under this agreement of which $29,667 was paid and $7,833 is included within accrued expenses within the accompany condensed balance sheets.

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

Critical Accounting Estimates and Policies

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we used a third part valuation expert to estimate the fair value of the Public Warrants, and did not identify any other accounting estimates.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata among the outstanding shares. Net income per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2026, we consummated the Initial Public Offering of 22,000,000 Units at $10.00 per Unit, generating gross proceeds of $220,000,000. Each Unit consists of one Class A ordinary share and one fourth of one warrant, where each whole warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.  We granted the underwriters a 45-day option to purchase up to 3,300,000 additional Units solely to cover over-allotments, if any. On January 24, 2026, the underwriters fully exercised their over-allotment option, resulting in the sale on January 26, 2026 of an additional 3,300,000 Units for total gross proceeds of $33,000,000, bringing the aggregate gross proceeds of the Initial Public Offering to $253,000,000.

Clear Street LLC acted as sole book-running manager of the Initial Public Offering. The securities in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-291966). The Securities and Exchange Commission declared the registration statement effective on January 5, 2026.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 825,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and the representative of the underwriters, generating gross proceeds of $8,250,000. Each Private Placement Unit consists of one Class A ordinary share (“Placement Share” or, collectively, “Placement Shares”) and one-fourth of one warrant (the “Placement Warrants”). Each whole Placement Warrant entitles the holder to purchase one Placement Share at a price of $11.50 per share, subject to adjustment. Of those 825,000 Private Placement Units, the Sponsor purchased 530,000 Private Placement Units and Clear Street purchased 295,000 Private Placement Units. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Placement Warrants are identical to the Public Warrants, except that the Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Units, an aggregate of $253,000,000 was placed in the Trust Account.

Transaction costs amounted to $15,735,399, consisting of $4,400,000 of cash underwriting fee, $10,780,000 of deferred underwriting commissions, and $555,399 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART TECHNOLOGY ACQUISITION CORP.

Date: May 12, 2026	By:	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ R. Maxwell Smeal
	Name:	R. Maxwell Smeal
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)