Form 10-Q
period 2026-06-30
Art Technology Acquisition Corp.
filed 2026-08-07
CIK 2086545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 7, 2026, there were 26,125,000 Class A ordinary shares, $0.0001 par value and 8,708,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ART TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ART TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$2,309,856	$—
Prepaid expenses	137,660	35,440
Total current assets	2,447,516	35,440
Deferred offering costs	—	259,459
Long-term prepaid insurance	37,500	—
Marketable securities held in Trust Account	257,247,870	—
Total Assets	$259,732,886	$294,899

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$162,360
Accrued expenses	43,862	30,505
Promissory note – related party	—	194,453
Total current liabilities	118,862	387,318
Deferred underwriting fee	10,780,000	—
Total Liabilities	10,898,862	387,318

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; 25,300,000 and no shares at $10.17 and $0 per share redemption value as of June 30, 2026 and December 31, 2025, respectively	257,247,870	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 825,000 and no shares issued and outstanding (excluding 25,300,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	82	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,708,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025	871	871
Additional paid-in capital	—	24,129
Accumulated deficit	(8,414,799)	(117,419)
Total Shareholders’ Deficit	(8,413,846)	(92,419)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$259,732,886	$294,899

The accompanying notes are an integral part of these unaudited condensed financial statements.

ART TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative expenses	$336,392	$837,028
Loss from operations	(336,392)	(837,028)

Other income:
Interest earned on marketable securities held in Trust Account	2,257,032	4,247,870

Net income	$1,920,640	$3,410,842

Weighted average shares Class A outstanding, basic and diluted	26,125,000	24,905,833

Basic and diluted net income per Class A ordinary share	$0.06	$0.10

Weighted average shares Class B outstanding, basic	8,708,333	8,555,555

Basic net income per Class B ordinary share	$0.06	$0.10

Weighted average shares Class B outstanding, diluted	8,708,333	8,708,333

Diluted net income per Class B ordinary share	$0.06	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

ART TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	8,708,333	$871	$24,129	$(117,419)	$(92,419)

Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	(9,859,163)	(9,451,190)	(19,310,353)

Sale of 825,000 Private Placement Units	825,000	82	—	—	8,249,918	—	8,250,000

Fair value of Public Warrants at issuance	—	—	—	—	1,707,750	—	1,707,750

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(123,634)	—	(123,634)

Purchase of 100,000 founder shares by Clear Street	—	—	—	—	1,000	—	1,000

Net income	—	—	—	—	—	1,490,202	1,490,202

Balance – March 31, 2026	825,000	82	8,708,333	871	—	(8,078,407)	(8,077,454)

Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	—	(2,257,032)	(2,257,032)

Net income	—	—	—	—	—	1,920,640	1,920,640

Balance – June 30, 2026	825,000	$82	8,708,333	$871	$—	$(8,414,799)	$(8,413,846)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ART TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,410,842
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,247,870)
Changes in operating assets and liabilities:
Prepaid expenses	(112,220)
Accrued expenses	13,357
Long-term prepaid insurance	(37,500)
Net cash used in operating activities	(973,391)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Clear Street	1,000
Proceeds from sale of Units, net of underwriting discounts paid	248,600,000
Proceeds from sale of Private Placement Units	8,250,000
Repayment of promissory note – related party	(194,453)
Payment of offering costs	(373,300)
Net cash provided by financing activities	256,283,247

Net Change in Cash	2,309,856
Cash – Beginning of period	—
Cash – End of period	$2,309,856

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$81,360
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$10,000
Deferred underwriting fee payable	$10,780,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 22, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Following the closing of the Initial Public Offering on January 7, 2026 and the over-allotment on January 26, 2026, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in (i) U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

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

JUNE 30, 2026

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

The Company will have 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for its initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed its initial Business Combination within such 24-month period) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals (the aggregate amount withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $400,000, and to pay its taxes, other than excise taxes), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Liquidity and Capital Resources

The Company’s liquidity needs up to January 7, 2026 had been satisfied through the loan under an unsecured promissory note from Art Technology Sponsor, LLC of up to $300,000. On January 7, 2026, the Company repaid the total outstanding balance of the Promissory Note amounting to $194,453 (see Note 5) and borrowings under the Promissory Note are no longer available. As of June 30, 2026, the Company had cash of $2,309,856 and working capital surplus of $2,328,654.

On January 7, 2026, the Company consummated the Initial Public Offering of 22,000,000 Units at $10.00 per Unit, generating gross proceeds of $220,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 825,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Clear Street, generating gross proceeds of $8,250,000. As a result of the Initial Public Offering, as of January 7, 2026, the Company had cash of $3,112,042 and working capital of $2,893,382 after depositing $220,000,000 into the Trust Account. On January 24, 2026, the underwriters fully exercised their over-allotment option, resulting in the sale on January 26, 2026 of an additional 3,300,000 Units for total gross proceeds of $33,000,000, bringing both the aggregate gross proceeds of the Initial Public Offering and the Trust Account balance to $253,000,000.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $2,500,000 of such Working Capital Loans may be converted into private placement units at the option of the lender upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

To fund working capital, the Company has permitted withdrawals available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering and the exercise of the over-allotment option. For the six months ended June 30, 2026 and for the year ended December 31, 2025, the Company withdrew $0 in interest from the Trust Account for working capital purposes.

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 17, 2026, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on January 13, 2026 and January 29, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments held outside of trust with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,309,856 and $0 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. There were no assets in the Trust Account as of December 31, 2025.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

To fund working capital, the Company has permitted withdrawals available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering and the exercise of the over-allotment option. For the six months ended June 30, 2026 and for the year ended December 31, 2025, the Company withdrew $0 in interest from the Trust Account for working capital purposes.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. There were no Class A ordinary shares subject to possible redemption as of December 31, 2025.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(1,707,750)
Public Shares issuance costs	(15,611,765)
Plus:
Remeasurement of carrying value to redemption value	19,310,353
Class A ordinary shares subject to possible redemption, March 31, 2026	254,990,838
Plus:
Remeasurement of carrying value to redemption value	2,257,032
Class A ordinary shares subject to possible redemption, June 30, 2026	$257,247,870

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata among the outstanding shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted net income per Ordinary Share does not consider the effect of the Public Warrants and the Placement Warrants to purchase an aggregate of 6,531,250 Class A ordinary shares in the calculation of diluted net income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and six months ended June 30, 2026. All accretions associated with the redeemable Class A ordinary shares are excluded from net income per ordinary share as the redemption value approximates fair value.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income per share:
Numerator:
Allocation of net income	$1,440,480	$480,160	$2,538,743	$872,099
Denominator:
Weighted-average shares outstanding	26,125,000	8,708,333	24,905,833	8,555,555
Basic net income per share	$0.06	$0.06	$0.10	$0.10

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income per share:
Numerator:
Allocation of net income	$1,440,480	$480,160	$2,527,204	$883,638
Denominator:
Weighted-average shares outstanding	26,125,000	8,708,333	24,905,833	8,708,333
Diluted net income per share	$0.06	$0.06	$0.10	$0.10

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

JUNE 30, 2026

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 27, 2025, the Company issued an aggregate of 8,650,000 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from Art Technology Sponsor, LLC to cover certain expenses on behalf of the Company. On September 9, 2025, the Company issued an additional 50,000 Founder Shares to Art Technology Sponsor, LLC, and on October 28, 2025, the Company issued an additional 8,333 Founder Shares to Art Technology Sponsor, LLC, resulting in Art Technology Sponsor, LLC holding a total of 8,708,333 Founder Shares. All share and per share data has been retroactively presented. The Founder Shares included an aggregate of up to 1,100,000 shares, which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised within the 45-day period following the closing of the Initial Public Offering. The amount of the forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the number of Founder Shares would equal 25% of the Company’s issued and outstanding shares after the Initial Public Offering and the private placement. In connection with the consummation of the private placement, Art Technology Sponsor, LLC forfeited 100,000 Founder Shares and Clear Street purchased 100,000 Founder Shares from the Company. On January 26, 2026, the underwriters exercised their over-allotment option in full, as such, the 1,100,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement with Art Technology Sponsor, LLC, commencing on January 6, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Art Technology Sponsor, LLC or its affiliate or designee a total of $30,000 per month for office space, utilities, administrative and shared personnel support services. For the three and six months ended June 30, 2026, the Company incurred and paid $90,000 and $180,000 in fees for these services, respectively.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Service Agreement

The Company has agreed, commencing on October 1, 2025 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Operating Officer up to $8,333 per month. For the three and six months ended June 30, 2026, the Company incurred and paid $24,999 and $49,999, respectively, in fees for these services, of which such amount is recorded within general and administrative expenses on the accompanying unaudited condensed statements of operations.

In addition, the Company has agreed, commencing on January 5, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. For the three and six months ended June 30, 2026, the Company incurred $37,500 and $75,000, respectively, in fees for these services, of which such amount is recorded within general and administrative expenses on the accompanying unaudited condensed statements of operations. Of these fees, $49,668 were paid and $25,332 are included in the accrued expenses line in the accompanying unaudited condensed balance sheets.

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

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds to fund additional working capital requirements and transaction costs (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible at the option of the lender into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

JUNE 30, 2026

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 825,000 and no shares of Class A ordinary shares issued and outstanding (excluding 25,300,000 and no shares subject to possible redemption), respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 8,708,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,100,000 shares were subject to forfeiture as of December 31, 2025 depending on the extent to which the underwriters’ over-allotment option was exercised within the 45-day period following the closing of the Initial Public Offering. The amount of the forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the number of Founder Shares would represent 25% of the aggregate Founder Shares, Placement Shares and issued and outstanding Public Shares after the Initial Public Offering and private placement. On January 26, 2026, the underwriters exercised their over-allotment option in full, as such, the 1,100,000 Founder Shares were no longer subject to forfeiture as of June 30, 2026.

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

Warrants — As of June 30, 2026, there were 6,531,250 Warrants outstanding, including 6,325,000 Public Warrants and 206,250 Placement Warrants. At December 31, 2025, there were no Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

As of January 7, 2026, the fair value of the Public Warrants was $1,707,750 or $0.27 per Public Warrant. The fair value of Public Warrants was determined using a binomial or lattice model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

January 7, 2026
Volatility	20.0%
Risk free rate	3.7%
Dividend yield	0.0%
Share price	$9.92
Exercise price	$11.50
Term	5.5
Market pricing adjustment	15.0%

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$257,247,870	$—

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Marketable securities held in Trust Account	$257,247,870	$—
Cash	$2,309,856	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$336,392	$837,028
Interest earned on marketable securities held in Trust Account	$2,257,032	$4,247,870

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Overview

We are a blank check company incorporated in the Cayman Islands on August 22, 2025, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units held in the Trust Account, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 22, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,920,640, which consists of general and administrative costs of $336,392, offset by interest earned on marketable securities held in Trust Account of $2,257,032.

For the six months ended June 30, 2026, we had net income of $3,410,842, which consists of general and administrative costs of $837,028, offset by interest earned on marketable securities held in Trust Account of $4,247,870.

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

For the six months ended June 30, 2026, cash used in operating activities was $973,391. Net income of $3,410,842 was affected by interest income on marketable securities held in Trust Account of $4,247,870. Changes in operating assets and liabilities used $136,363 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $257,247,870 (including $2,257,032 of interest) consisting of U.S. Treasury securities with a maturity of 185 days or less. We may withdraw interest from the Trust Account for permitted withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

 As of June 30, 2026, we had cash of $2,309,856. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such Working Capital Loans may be convertible at the option of the lender into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026, there were no amounts outstanding under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

The Company entered into an agreement with Art Technology Sponsor, LLC, commencing on January 6, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Art Technology Sponsor, LLC or its affiliate or designee a total of $30,000 per month for office space, utilities, administrative and shared personnel support services. For the three and six months ended June 30, 2026, we incurred and paid $90,000 and $180,000, respectively, under this agreement.

Service Agreements

The Company has agreed, commencing on October 1, 2025 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Operating Officer up to $8,333 per month. For the three and six months ended June 30, 2026, the Company incurred and paid $24,999 and $49,999, respectively, under this agreement.

In addition, the Company has agreed, commencing on January 5, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. For the three and six months ended June 30, 2026, the Company incurred $37,500 and $75,000, respectively, in fees under this agreement of which $49,668 was paid and $25,332 is included within accrued expenses within the accompany condensed balance sheets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we used a third part valuation expert to estimate the fair value of the Public Warrants, and did not identify any other accounting estimates.

Critical Accounting Policies

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

Warrant Instruments

The Company accounted for the Public Warrants and Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata among the outstanding shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income per Ordinary Share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

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

ART TECHNOLOGY ACQUISITION CORP.

Date: August 7, 2026	By:	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ R. Maxwell Smeal
	Name:	R. Maxwell Smeal
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)