Form 10-Q
period 2026-09-30
Art Technology Acquisition Corp.
filed 2026-11-10
CIK 2086545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 10, 2026, there were 26,125,000 Class A ordinary shares, $0.0001 par value and 8,708,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ART TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from August 22, 2025 (Inception) Through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from August 22, 2025 (Inception) Through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from August 22, 2025 (Inception) Through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Part III. Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ART TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$1,974,926	$—
Prepaid expenses	107,475	35,440
Total current assets	2,082,401	35,440
Deferred offering costs	—	259,459
Long-term prepaid insurance	18,750	—
Marketable securities held in Trust Account	259,598,442	—
Total Assets	$261,699,593	$294,899

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$162,360
Accrued expenses	247,901	30,505
Promissory note – related party	—	194,453
Total current liabilities	322,901	387,318
Deferred underwriting fee	10,780,000	—
Total Liabilities	11,102,901	387,318

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; 25,300,000 and no shares at $10.26 and $0 per share redemption value as of September 30, 2026 and December 31, 2025, respectively	259,598,442	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 825,000 and no shares issued and outstanding (excluding 25,300,000 and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	82	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,708,333 shares issued and outstanding as of September 30, 2026 and December 31, 2025	871	871
Additional paid-in capital	—	24,129
Accumulated deficit	(9,002,703)	(117,419)
Total Shareholders’ Deficit	(9,001,750)	(92,419)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$261,699,593	$294,899

The accompanying notes are an integral part of these unaudited condensed financial statements.

ART TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from August 22, 2025 (Inception) Through September 30,	For the Nine Months Ended September 30,		For the Period from August 22, 2025 (Inception) Through September 30,
	2026	2025	2026		2025
General and administrative expenses	$587,904	$48,709	$1,424,932		$48,709
Loss from operations	(587,904)	(48,709)	(1,424,932)		(48,709)

Other income:
Interest earned on marketable securities held in Trust Account	2,350,572	—	6,598,442		—

Net income (loss)	$1,762,668	$(48,709)	$5,173,510		$(48,709)

Weighted average shares Class A outstanding, basic and diluted	26,125,000	—	25,318,199		—

Basic and diluted net income (loss) per Class A ordinary share	$0.05	$—	$0.15		$—

Weighted average shares Class B outstanding, basic	8,708,333	7,608,333	8,607,230	[1]	7,608,333

Basic net income (loss) per Class B ordinary share	$0.05	$(0.01)	$0.15		$(0.01)

Weighted average shares Class B outstanding, diluted	8,708,333	7,608,333	8,708,333		7,608,333

Diluted net income (loss) per Class B ordinary share	$0.05	$(0.01)	$0.15		$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

[1]	Confirm right number

ART TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	8,708,333	$871	$24,129	$(117,419)	$(92,419)

Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	(9,859,163)	(9,451,190)	(19,310,353)

Sale of 825,000 Private Placement Units	825,000	82	—	—	8,249,918	—	8,250,000

Fair value of Public Warrants at issuance	—	—	—	—	1,707,750	—	1,707,750

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(123,634)	—	(123,634)

Purchase of 100,000 founder shares by Clear Street	—	—	—	—	1,000	—	1,000

Net income	—	—	—	—	—	1,490,202	1,490,202

Balance – March 31, 2026	825,000	82	8,708,333	871	—	(8,078,407)	(8,077,454)

Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	—	(2,257,032)	(2,257,032)

Net income	—	—	—	—	—	1,920,640	1,920,640
Balance – June 30, 2026	825,000	82	8,708,333	871	—	(8,414,799)	(8,413,846)

Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	—	(2,350,572)	(2,350,572)

Net income	—	—	—	—	—	1,762,668	1,762,668

Balance – September 30, 2026	825,000	$82	8,708,333	$871	$—	$(9,002,703)	$(9,001,750)

FOR THE PERIOD FROM AUGUST 22, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – August 22, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of 8,708,333 Class B ordinary shares to Sponsor	—	—	8,708,333	871	24,129	—	25,000

Net loss	—	—	—	—	—	(48,709)	(48,709)

Balance – September 30, 2025	—	$—	8,708,333	$871	$24,129	$(48,709)	$(23,709)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ART TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM AUGUST 22, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from August 22, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$5,173,510	$(48,709)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	—	5,420
Interest earned on marketable securities held in Trust Account	(6,598,442)	—
Changes in operating assets and liabilities:
Prepaid expenses	(82,035)	—
Accrued expenses	217,396	43,289
Long-term prepaid insurance	(18,750)	—
Net cash used in operating activities	(1,308,321)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)	—
Net cash used in investing activities	(253,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Clear Street	1,000	—
Proceeds from sale of Units, net of underwriting discounts paid	248,600,000	—
Proceeds from sale of Private Placement Units	8,250,000	—
Repayment of promissory note – related party	(194,453)	—
Payment of offering costs	(373,300)	—
Net cash provided by financing activities	256,283,247	—

Net Change in Cash	1,974,926	—
Cash – Beginning of period	—	—
Cash – End of period	$1,974,926	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$81,360	$30,637
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$10,000	$15,000
Prepaid services contributed by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$10,000
Deferred underwriting fee payable	$10,780,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from August 22, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Following the closing of the Initial Public Offering on January 7, 2026 and the over-allotment on January 26, 2026, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) in an interest or non-interest bearing bank demand deposit account at a U.S. chartered commercial bank, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

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

SEPTEMBER 30, 2026

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Liquidity and Capital Resources

The Company’s liquidity needs up to January 7, 2026 had been satisfied through the loan under an unsecured promissory note from Art Technology Sponsor, LLC of up to $300,000. On January 7, 2026, the Company repaid the total outstanding balance of the Promissory Note amounting to $194,453 (see Note 5) and borrowings under the Promissory Note are no longer available. As of September 30, 2026, the Company had cash of $1,974,926 and working capital surplus of $1,759,500.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $2,500,000 of such Working Capital Loans may be converted into private placement units at the option of the lender upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

To fund working capital, the Company has permitted withdrawals from the Trust Account available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering and the exercise of the over-allotment option. For the nine months ended September 30, 2026 and for the year ended December 31, 2025, the Company withdrew $0 in interest from the Trust Account for working capital purposes. However, the Company intends to withdraw the amount permitted in future periods.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements—Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the duration of the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 17, 2026, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on January 13, 2026 and January 29, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments held outside of trust with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,974,926 and $0 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. There were no assets in the Trust Account as of December 31, 2025.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

To fund working capital, the Company has permitted withdrawals from the Trust Account available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering and the exercise of the over-allotment option. For the nine months ended September 30, 2026 and for the year ended December 31, 2025, the Company withdrew $0 in interest from the Trust Account for working capital purposes. However, the Company intends to withdraw the amount permitted in future periods..

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. There were no Class A ordinary shares subject to possible redemption as of December 31, 2025.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(1,707,750)
Public Shares issuance costs	(15,611,765)
Plus:
Remeasurement of carrying value to redemption value	19,310,353
Class A ordinary shares subject to possible redemption, March 31, 2026	254,990,838
Plus:
Remeasurement of carrying value to redemption value	2,257,032
Class A ordinary shares subject to possible redemption, June 30, 2026	257,247,870
Plus:
Remeasurement of carrying value to redemption value	2,350,572
Class A ordinary shares subject to possible redemption, September 30, 2026	$259,598,442

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income per Ordinary Share does not consider the effect of the Public Warrants and the Placement Warrants to purchase an aggregate of 6,531,250 Class A ordinary shares in the calculation of diluted net income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and nine months ended September 30, 2026. There were no dilutive securities outstanding for the period from August 22, 2025 (inception) through September 30, 2025. All accretions associated with the redeemable Class A ordinary shares are excluded from net income per ordinary share as the redemption value approximates fair value.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income per share:
Numerator:
Allocation of net income	$1,322,001	$440,667	$3,860,937	$1,312,573
Denominator:
Weighted-average shares outstanding	26,125,000	8,708,333	25,318,199	8,607,230
Basic net income per share	$0.05	$0.05	$0.15	$0.15

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income per share:
Numerator:
Allocation of net income	$1,322,001	$440,667	$3,849,465	$1,324,045
Denominator:
Weighted-average shares outstanding	26,125,000	8,708,333	25,318,199	8,708,333
Diluted net income per share	$0.05	$0.05	$0.15	$0.15

	For the Period from August 22, 2025 (Inception) Through
	September 30, 2025
	Class A	Class B
	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(48,709)
Denominator:
Weighted-average shares outstanding	—	7,608,333
Basic and diluted net loss per share	$—	$(0.01)

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 3 — INITIAL PUBLIC OFFERING

In the Initial Public Offering on January 7, 2026, the Company sold 22,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). On January 24, 2026, the underwriters fully exercised their over-allotment option, resulting in the sale on January 26, 2026 of an additional 3,300,000 Units for total gross proceeds of $33,000,000, bringing the aggregate gross proceeds of the Initial Public Offering to $253,000,000. As a result of the over-allotment option exercised by the underwriters, the 1,100,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement with Art Technology Sponsor, LLC, commencing on January 6, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Art Technology Sponsor, LLC or its affiliate or designee a total of $30,000 per month for office space, utilities, administrative and shared personnel support services. For the three and nine months ended September 30, 2026, the Company incurred and paid $90,000 and $270,000 in fees for these services, respectively.

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Service Agreement

The Company has agreed, commencing on October 1, 2025 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Operating Officer up to $8,333 per month. For the three and nine months ended September 30, 2026, the Company incurred and paid $24,999 and $74,998, respectively, in fees for these services, which amount is recorded within general and administrative expenses on the accompanying unaudited condensed statements of operations.

In addition, the Company has agreed, commencing on January 5, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. For the three and nine months ended September 30, 2026, the Company incurred $37,500 and $112,500, respectively, in fees for these services, which amount is recorded within general and administrative expenses on the accompanying unaudited condensed statements of operations. Of these fees, $69,667 were paid and $42,833 are included in the accrued expenses line in the accompanying unaudited condensed balance sheets.

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

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company additional funds to fund additional working capital requirements and transaction costs (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible at the option of the lender into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

SEPTEMBER 30, 2026

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

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 825,000 and no shares of Class A ordinary shares issued and outstanding (excluding 25,300,000 and no shares subject to possible redemption), respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 8,708,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,100,000 shares were subject to forfeiture as of December 31, 2025 depending on the extent to which the underwriters’ over-allotment option was exercised within the 45-day period following the closing of the Initial Public Offering. The amount of the forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the number of Founder Shares would represent 25% of the aggregate Founder Shares, Placement Shares and issued and outstanding Public Shares after the Initial Public Offering and private placement. On January 26, 2026, the underwriters exercised their over-allotment option in full, as such, the 1,100,000 Founder Shares were no longer subject to forfeiture as of September 30, 2026.

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

Warrants — As of September 30, 2026, there were 6,531,250 Warrants outstanding, including 6,325,000 Public Warrants and 206,250 Placement Warrants. At December 31, 2025, there were no Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of 30 days after the completion of a Business Combination and 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

January 7, 2026
Volatility	20.0%
Risk free rate	3.7%
Dividend yield	0.0%
Share price	$9.92
Exercise price	$11.50
Term (years)	5.5
Market pricing adjustment	15.0%

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$259,598,442	$—

ART TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30, 2026	December 31, 2025
Marketable securities held in Trust Account	$259,598,442	$—
Cash	$1,974,926	$—

	For the Three Months Ended September 30, 2026	For the Period from August 22, 2025 (Inception) Through September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from August 22, 2025 (Inception) Through September 30, 2025
General and administrative expenses	$587,904	$48,709	$1,424,932	$48,709
Interest earned on marketable securities held in Trust Account	$2,350,572	$—	$6,598,442	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 22, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,762,668, which consists of general and administrative costs of $587,904, offset by interest earned on marketable securities held in Trust Account of $2,350,572.

For the nine months ended September 30, 2026, we had net income of $5,173,510, which consists of general and administrative costs of $1,424,932, offset by interest earned on marketable securities held in Trust Account of $6,598,442.

For the period from August 22, 2025 (inception) through September 30, 2025, we had a net loss of $48,709, which consists of formation and operating costs.

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

For the nine months ended September 30, 2026, cash used in operating activities was $1,308,321. Net income of $5,173,510 was affected by interest income on marketable securities held in Trust Account of $6,598,442. Changes in operating assets and liabilities provided $116,611 of cash for operating activities.

For the period from August 22, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $48,709 was affected by the payment of formation and operating costs through the promissory note – related party of $5,420 and changes in operating assets and liabilities of $43,289.

As of September 30, 2026, we had marketable securities held in the Trust Account of $259,598,442 (including $6,598,442 of interest) consisting of U.S. Treasury securities with a maturity of 185 days or less. We may withdraw interest from the Trust Account for permitted withdrawals. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less permitted withdrawals), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

 As of September 30, 2026, we had cash of $1,974,926. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such Working Capital Loans may be convertible at the option of the lender into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026, there were no amounts outstanding under the Working Capital Loans.

To fund working capital, we are permitted to withdraw from the Trust Account available up to an annual limit of $400,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account at the Initial Public Offering and the exercise of the over-allotment option. For the nine months ended September 30, 2026 and for the year ended December 31, 2025, we withdrew $0 in interest from the Trust Account for working capital purposes. However, we intend to withdraw the amount permitted in future periods.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

The Company entered into an agreement with Art Technology Sponsor, LLC, commencing on January 6, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay Art Technology Sponsor, LLC or its affiliate or designee a total of $30,000 per month for office space, utilities, administrative and shared personnel support services. For the three and nine months ended September 30, 2026, we incurred and paid $90,000 and $270,000, respectively, under this agreement.

Service Agreements

The Company has agreed, commencing on October 1, 2025 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Operating Officer up to $8,333 per month. For the three and nine months ended September 30, 2026, the Company incurred and paid $24,999 and $74,998, respectively, under this agreement.

In addition, the Company has agreed, commencing on January 5, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay its Chief Financial Officer up to $12,500 per month. For the three and nine months ended September 30, 2026, the Company incurred $37,500 and $112,500, respectively, in fees under this agreement, of which $69,667 was paid and $42,833 is included within accrued expenses within the accompany condensed balance sheets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we used a third party valuation expert to estimate the fair value of the Public Warrants, and did not identify any other accounting estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

PART III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART TECHNOLOGY ACQUISITION CORP.

Date: November 10, 2026	By:	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ R. Maxwell Smeal
	Name:	R. Maxwell Smeal
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)